Form 10-Q
period 1998-09-30
DELICIOUS BRANDS INC
filed 1998-12-29
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                              --------------------------------------------------

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     -------------------------

Commission file number 000-24941


                             Delicious Brands, Inc.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


       Delaware                                    06-1225882
--------------------------------         ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization

2070 Maple Street, Des Plaines, Illinois            60018
-----------------------------------------  -------------------------------------
(Address of Principal executive offices)         (Zip code)

Registrant's telephone number including area code:  (847) 699-3200
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


        YES               NO     X
             --------        ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


    4,282,842 shares of Common Stock were outstanding on November 30, 1998.

                             DELICIOUS BRANDS, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998




                                    I N D E X


PART I:    FINANCIAL INFORMATION                                           PAGE

           Balance Sheets as of September 30, 1998 and December 31, 1997     3

           Statements of Operations, Three Months and Nine Months Ended      4
               September 30, 1998 and 1997

           Statements of Cash Flows, Nine Months Ended                       5
               September 30, 1998 and 1997

           Notes to Consolidated Condensed Financial Statements              6

           Management's Discussion and Analysis of Financial Condition       9
               and Results of Operations


PART II:   OTHER INFORMATION

           Changes in Securities and Use of Proceeds                        12

           Submission of Matters to a Vote of Security Holders              12

           Exhibits and Reports on Form 8-K                                 12

                             DELICIOUS BRANDS, INC.
                                 BALANCE SHEETS

ASSETS
                                                                                 September 30       December 31
                                                                                 ------------       -----------
                                                                                     1998               1997
                                                                                 ------------       -----------
                                                                                  (unaudited)
Current Assets:
      Cash                                                                       $          0       $    808,349
      Accounts receivable including $514,710 and $276,294,
            respectively, due from related parties, net of allowances of
            $909,395 and $575,000, respectively.................................    6,887,311          1,924,390
      Inventory.................................................................    2,701,258            152,399
      Due from distributors.....................................................       59,798            172,176
      Prepaid expenses and other current assets.................................      436,555            141,925
                                                                                -------------       ------------
                                                                                   10,084,922          3,199,239
                                                                                -------------       ------------
Property and Equipment, Net of Accumulated Depreciation.........................      927,124            177,852
                                                                                -------------       ------------
Other Assets:
      Goodwill..................................................................    8,732,522          2,698,174
      Other ....................................................................    1,181,835            411,340
                                                                                -------------       ------------
                                                                                    9,914,357          3,109,514
                                                                                -------------       ------------
                                                                                $  20,926,403       $  6,486,605
                                                                                =============       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Bank loan payable.........................................................$   3,242,874       $  1,498,382
      Notes payable.............................................................    5,200,000                  0
      Current portion of subordinated debt......................................      393,332                  0
      Accounts payable and accrued expenses, including $2,314,562
            and   $62,530, respectively, due to related parties.................   13,725,245          4,617,552
      Due to distributors.......................................................      541,222            326,012
      Current portion of long-term liabilities..................................      906,965          1,120,544
                                                                                -------------       ------------
                                                                                   24,009,638          7,562,490
                                                                                -------------       ------------
Long-term Liabilities:
      Subordinated debt.........................................................            0          1,960,000
      Restructuring liability...................................................      753,796            880,573
      Packaging loss liability..................................................      863,892            870,075
      Other ....................................................................            0              1,919
                                                                                -------------       ------------
                                                                                    1,617,688          3,712,567
                                                                                -------------       ------------
Stockholders' Deficit:
      Preferred stock, $.01 par value, 1,000,000 shares authorized, 195,834 shares issued and outstanding in 1998, no shares
            issued and outstanding in 1997......................................        1,958                  0
      Class A common stock, voting, $.01 par value, 25,000,000 shares authorized, 3,331,767 and 3,191,767 shares issued in 1998
            and 1997, respectively..............................................       33,318             31,918
      Additional paid-in capital................................................    9,228,735          6,969,815
      Accumulated deficit.........................................................(13,803,885)       (11,629,136)
                                                                                -------------       ------------
                                                                                   (4,539,874)        (4,627,403)
                                                                                -------------       ------------
      Less, common stock in treasury at cost....................................     (161,049)          (161,049)
                                                                                -------------       ------------
            Total stockholders' deficit.........................................   (4,700,923)        (4,788,452)
                                                                                -------------       ------------
                                                                                $  20,926,403       $  6,486,605
                                                                                =============       ============

         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                     THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------       --------------------------------------
                                                      1998                 1997                   1998               1997
                                                 ------------            -------             -----------           ----------------

Net Sales (including approximately
    $1,282,000, $1,342,000, $5,050,000
    and $3,902,000, respectively, to  related
    parties)...................................    $ 17,491,396       $ 8,001,847            $ 39,822,411           $  23,324,239

Cost of Sales (including approximately
    $968,000, $112,000, $2,881,000 and
    $301,000, respectively, from related
    parties)...................................      13,241,731         6,345,059              30,688,685              18,453,664
                                                  -------------       -----------            ------------           -------------
Gross Profit...................................       4,249,665         1,656,788               9,133,726               4,870,575
                                                  -------------       -----------            ------------           -------------
Operating Expenses:
      Promotion and selling....................       2,984,242           983,810               6,307,400               2,562,229
      General and administrative...............       1,652,344           756,887               4,158,140               2,231,915
                                                  -------------       -----------            ------------           -------------
                                                      4,636,586         1,740,697              10,465,540               4,794,144
                                                  -------------       -----------            ------------           -------------
Income (Loss) from Operations..................        (386,921)          (83,909)             (1,331,814)                76,431
                                                  -------------       -----------            ------------           -------------
Other Income (Expense):
      Interest expense.........................        (368,837)          (90,917)               (883,351)               (277,511)
      Other, net...............................           2,611                 0                  40,416                       0
                                                  -------------       -----------            ------------           -------------
                                                       (366,226)          (90,917)               (842,935)               (277,511)
                                                  -------------       -----------            ------------           -------------
Loss before Provision for Income Taxes.........        (753,147)         (174,826)             (2,174,749)               (201,080)
Provision for Income Taxes.....................               0                 0                       0                       0
                                                  -------------       -----------            ------------           -------------
Net Loss    ...................................   $    (753,147)      $  (174,826)           $ (2,174,749)          $    (201,080)
                                                  =============       ===========            ============           =============

Earnings per Share:
      Basic:
            Net loss per common share.........    $       (.23)       $      (.06)           $       (.67)          $        (.07)
                                                  =============       ===========            ============           =============
            Weighted average number of
              common shares outstanding.......       3,282,842          2,927,842               3,264,380               2,927,842

      Diluted:
            Net loss per common share.........    $       (.23)       $      (.06)           $       (.67)          $        (.07)
                                                  =============       ===========            ============           =============
            Weighted average number of
               common shares outstanding......       3,282,842          2,927,842               3,264,380               2,927,842


         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ---------------------------------
                                                                           1998               1997
                                                                     -------------         -----------

Cash Flows from Operating Activities:
   Net loss    ..................................................      $ (2,174,749)    $  (201,080)
   Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization...........................           907,841         265,563
         Provision for bad debts.................................           317,144          25,487
         Increase (Decrease) in cash (exclusive of
               Salerno acquisition) from changes in:
               Accounts receivable...............................        (1,562,589)     (1,067,475)
               Inventory.........................................          (999,139)        206,080
               Due from distributors.............................           112,378               0
               Prepaid expenses and other current assets.........            70,779          55,295
               Other assets......................................          (262,229)        (14,637)
               Accounts payable and accrued expenses.............         3,850,969         368,166
               Due to distributors...............................           215,210         213,941
               Accrued restructuring liabilities.................          (146,777)              0
               Other liabilities.................................          (186,186)         (9,560)
                                                                       ------------     -----------
   Net cash provided by (used in) operating activities...........           142,652        (158,220)
                                                                       ------------     -----------

Cash Flows from Investing Activities:
   Payment for purchase of assets of Salerno Foods,
         L.L.C. (net of cash acquired of $12,564)................        (3,709,599)              0
   Purchase of property and equipment............................           (69,539)        (43,333)
                                                                       ------------     -----------
   Net cash used in investing activities.........................        (3,779,138)        (43,333)
                                                                       ------------     -----------
Cash Flows from Financing Activities:
   Payments of long-term debt....................................           (15,498)       (13,972)
   Payments of bank loan payable, net............................        (1,558,419)      (122,439)
   Checks issued in excess of funds on deposit...................           790,182              0
   Proceeds from issuance of notes payable.......................         3,500,000              0
   Proceeds from issuance of common stock........................           840,000              0
   Initial public offering costs.................................          (583,738)             0
   Payment of stock issuance costs...............................          (144,390)             0
                                                                       ------------     -----------
   Net cash provided by (used in) financing activities...........         2,828,137        (136,411)
                                                                       ------------     -----------
Increase (Decrease) in Cash......................................          (808,349)       (337,964)
Cash, Beginning of Period........................................           808,349         661,706
                                                                       ------------     -----------
Cash, End of Period..............................................      $          0     $   323,742
                                                                       ============     ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
         Income taxes............................................      $          0     $         0
                                                                       ============     ===========
         Interest................................................      $    663,640     $   325,889
                                                                       ============     ===========

         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                     STATEMENT OF CASH FLOWS -- (CONTINUED)

Supplemental Disclosure of Noncash Investing and Financing Activities:
            On April 3, 1998, the Company acquired  substantially
               all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. In conjunction with the acquisition, liabilities were assumed as follows:

             Fair value of assets acquired, including goodwill and transaction costs............     $12,771,886
              Less:  Seller notes...............................................................      (1,500,000)
              Cash paid (net of $220,000 purchase price adjustment).............................      (3,280,000)
              Transaction costs.................................................................        (497,433)
                                                                                                   --------------
              Liabilities assumed...............................................................     $  7,494,453
                                                                                                     ============

            During 1998, the Company  incurred  $200,000 in financing
                 fees which were included in notes payable at September 30, 1998.

            As of August 1, 1998, holders of $1,566,668 aggregate
               principal amount of 9% Notes exchanged such notes for an aggregate of 195,834 shares of Series A Preferred Stock pursuant to an offer to exchange made by the Company.

            As of September 30, 1998, unpaid transaction costs of
               approximately $275,270 were included in accounts payable and accrued expenses.

            During March and October of 1997, in satisfaction for payments of trade accounts receivable, an aggregate $150,000 of subordinated debt was redeemed and cancelled.

         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

1.     BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements were omitted. The interim financial statements and notes should be read in conjunction with the annual audited financial statements and notes thereto contained in the prospectus of Delicious Brands, Inc. (the "Company") dated November 12, 1998. The accompanying unaudited interim financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

MATTERS AFFECTING COMPARABILITY - ACQUISITION OF ASSETS

On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. (Salerno). Accordingly, the Company's results of operations for the three months and nine months ended September 30, 1998 include the operating results of Salerno whereas the comparable three months and nine months ended for the prior year do not.

The following unaudited pro forma information has been prepared assuming the acquisition had taken place at January 1, 1997. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation of the property and equipment acquired, amortization of the goodwill arising from the acquisition and the result of conforming Salerno's accounting policy for slotting fees to the Company's policy. The unaudited pro forma results of operations are not necessarily indicative of what the results that would have been had the Salerno acquisition been effected on the assumed date.

                                          Unaudited for the Nine Months Ended
                                          -----------------------------------
                                             September 30,     September 30,
                                                  1998              1997
                                             -------------     --------------
         Net sales.......................... $  48,927,759      $52,154,880
         Loss before income taxes........... $ (2,649,792)      $(1,192,222)
         Net loss........................... $ (2,649,792)      $(1,192,222)
         Net loss per share:
               Basic........................ $      (0.81)      $     (0.41)
               Diluted...................... $      (0.81)      $     (0.41)

BUSINESS AND OWNERSHIP

On November 17, 1998 the Company consummated an initial public offering (the "offering") of 1,000,000 shares of its common stock at $12.00 per share. Total net proceeds to the Company of approximately $9,700,000 are being used to repay acquisition debt and fees, reduce trade payables and for general corporate purposes.

2.     NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share and diluted net income (loss) per share have been calculated using the weighted average number of common shares outstanding during each period. All options and warrants were omitted from the computation of diluted net income (loss) per share because the options and warrants are antidilutive when net losses are reported.

3.     INVENTORY

Inventory is stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

4.     SUBORDINATED DEBT

Effective August 1, 1998, $1,566,668 of the Company's 9% Subordinated Convertible Notes was exchanged for 195,834 shares of Series A Preferred Stock pursuant to an offer to exchange made by the Company. Upon liquidation, dissolution or winding up, the holders of Series A Preferred Stock are entitled to receive liquidation value and any declared but unpaid dividends prior and in preference to any distribution to the holders of common stock, any other class of Preferred Stock or any other class of the Company's capital stock, whether now existing or hereafter created. Upon the exchange, the expiration date of warrants to purchase 107,730 shares of common stock was extended to April 27, 2001 from April 27, 1999.

The holders of shares of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors out of the assets of the Company legally available for payment, dividends at the rate per share of ten percent (10%) per annum on the aggregated stated value ($8.00 per share) of the Series A Preferred Stock.

Each holder of Series A Preferred Stock has the right to convert each of such holder's shares of Series A Preferred Stock into one share of Common Stock until July 31, 2001. However, on August 1, 2001, each share of Series A Preferred Stock will automatically convert into one share of common stock.

                       MANAGEMENT'S DISCUSSION ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY - ACQUISITION OF ASSETS

On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. (Salerno). Accordingly, the Company's results of operations for the three months and nine months ended September 30, 1998 include the operating results of Salerno whereas the comparable three months and nine months ended for the prior year do not.

RESULTS OF OPERATIONS

Net Sales. Net sales increased 119% to $17.5 million for the three months ended September 30, 1998. For the nine months ended September 30, 1998, net sales increased 71% to $39.8 million. The net sales increases resulted primarily from the inclusion of the April 3, 1998 acquisition of Salerno Foods, L.L.C. which totaled $9.9 million and $18.4 million, respectively. During both periods Frookie sales declined in anticipation of the 1998 fourth quarter introduction of a new reformulated Frookie product line.

Gross Profit. Gross profit increased 147% to $4.2 million for the three months ended September 30, 1998. For the nine months ended September 30, 1998 gross profit increased 86% to $9.1 million. The gross profit increases resulted primarily from the inclusion of the April 3, 1998 acquisition of Salerno Foods, L.L.C. which totaled $2.8 million and $5.4 million, respectively. Gross profit as a percentage of sales, excluding Salerno's gross profit, decreased 1% and 3.3% for the three and nine months ended September 30, 1998, respectively. The decline was caused by lower sales in the higher margin Frookie product line, discussed above, combined with higher promotional allowances required to dispose of discontinued inventory and introduce new products. The lower margins were partially offset by higher margins on the value-oriented product line.

Promotions, Selling and Administrative Expenses. Promotions, selling and administrative increased 166% to $4.6 million for the three months ended September 30, 1998. For the nine months ended September 30, 1998 promotions, selling and administrative expenses increased 119% to $10.5 million. The increase resulted primarily from the inclusion of the April 3, 1998 acquisition of Salerno Foods, L.L.C. which totaled $2.7 million and $5.3 million, respectively.

Other Income (Expense). Other expenses increased 333% to $400,000 for the three months ended September 30, 1998 for the nine months ended September 30, 1998 other expenses increased 167% to $800,000. The increases were primarily due to higher interest expense incurred to finance the Salerno Acquisition.

Provision for Income Tax. The provision for income tax for the three months and nine months ended September 30, 1998 and 1997 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance for the three months and nine months ended September 30, 1998 increased $68,000 and $289,000, respectively. The valuation allowance increases were primarily due to the uncertainty of the future utilization of the net operating losses generated. The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to non-deductible amortization of intangible assets.

Net Loss. Net loss increased to $800,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1998 net loss increased to $2.2 million. The increased losses were a result of the factors discussed above.

The Company anticipates that it will continue to experience a net loss for the three months ended December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

In recent periods, the Company has utilized its working capital to cover operating deficits. At September 30, 1998, the Company had accumulated a working capital deficit of $13.5 million. Because the Company purchases its products from co-packers, it does not intend to invest in plant or equipment relating to the manufacture of products for sale. Further, the Company believes that its existing fleet of leased trucks is sufficient for the foreseeable future. In addition, the Company's introduction of new products represents an immaterial capital expenditure because co-packers are responsible for the research, development and ingredients costs. The only costs incurred by the Company are packaging design costs, which did not exceed $100,000 in 1997 or 1998 and are not expected to increase significantly in the future. Consequently, additions to property and equipment are not expected to be material in future periods. The Salerno Acquisition negatively impacted the liquidity of the Company. As of September 30, 1998, the Company had incurred $5.2 million of short-term debt plus interest accrued thereon at either 12% or 15% per annum. As of December 20, 1998, substantially all of these amounts had been repaid out of the proceeds received from the Company's initial public offering (the "offering"). The Company believes the amount available under its revolving credit facility, together with the net proceeds from the offering, will be sufficient for at least the next 12 months to finance its operations, service interest payments on its debt and fund capital expenditures.

On December 2, 1997, the Company consummated the first closing of a private placement (the "First Closing") of a minimum of 87,500 shares of Common Stock and a maximum of 350,000 shares of Common Stock (the "October Private Placement"). At the First Closing, the Company issued an aggregate of 210,000 shares of Common Stock for an aggregate price of $1.3 million. The net proceeds of $956,171 from the First closing were applied by the Company to increase cash balances and reduce outstanding trade payables balances. On February 6, 1998, the Company consummated a second closing of the October Private Placement (the "Second Closing") pursuant to which it issued an aggregate of 140,000 shares of Common Stock for an aggregate price of $840,000. The net proceeds of $695,610 from the Second Closing, were applied by the Company to increase cash balances and reduce outstanding trade payables balances.

On April 3, 1998, the Company entered into an amendment to a revolving credit facility with Republic Acceptance Corporation for a revolving line of credit of up to $7.0 million. Borrowings under the revolving credit facility are due upon demand and bear interest at 1.50% per annum above the reference rate of interest publicly announced from time to time by U.S. Bank National Association (8.5% at September 30, 1998). Borrowings under the revolving credit facility at September 30, 1998 was $3.2 million. Borrowings under the revolving credit facility are collateralized by a first lien on substantially all of the assets of the Company.

On April 3, 1998, the Company consummated the Salerno Acquisition. The purchase price for Salerno consisted of (i) $3.3 million in cash, (ii) a $1.5 million promissory note from the Company to Salerno (the "Salerno Promissory Note"), bearing interest at a rate of 12% per annum, secured by a second lien on substantially all of the Company's assets, and (iii) the assumption of substantially all of the liabilities of Salerno. In connection therewith, the Company entered into a loan agreement with American Pacific Financial Corporation ("APFC") pursuant to which the Company borrowed $4.6 million, bearing interest at a rate of 12% per annum through August 3, 1998 and 15% per annum thereafter, from APFC (the "APFC Loan") consisting of $3.0 million in cash used by the Company to fund a portion of the cash purchase price for Salerno, $1.5 million in the form of APFC assuming the Salerno Promissory Note and $100,000 as a fee for the APFC Loan. In addition, the Company issued to APFC a promissory note in the principal amount of $100,000, bearing interest at a rate of 12% per annum, as a fee for assuming the Salerno Promissory Note. The notes and accrued interest thereon were repaid from the proceeds of the Offering.

As of August 1, 1998, holders of approximately $1.6 million aggregate principal amount of 9% Notes exchanged such notes for an aggregate of 195,834 shares of Series A Preferred Stock pursuant to an offer to exchange made by the Company. Annual dividends of 10% paid semi-annually are payable on the shares of Series A Preferred Stock out of the assets of the Company legally available for payment thereof. The expiration date of warrants to purchase 107,730 shares of Common Stock collectively held by the holders of the 9% Notes exchanged for the Series A Preferred Stock was extended to April 27, 2001 from April 27, 1999.

On November 17, 1998 the Company consummated an initial public offering of 1,000,000 shares of common stock, at a price of $12.00 per share. After deducting underwriting discounts and expenses the Company received approximately $9.7 million of net proceeds from the offering.

FORWARD-LOOKING STATEMENTS

Statements contained in this filing that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. All Forward-Looking Statements are subject to risks and uncertainties that could cause actual results to differ from those projected. Other factors may cause results to differ from the forward-looking statements contained in this filing and may affect the Company's prospects in general and readers are urged to carefully review and consider the various disclosures made by the Company.

YEAR 2000 PROGRAM

Many computer systems used in the current business environment were designed to use only two digits in the date field and thus may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the Year 2000 to remain functional. The Company's core internal systems that have been recently implemented are Year 2000 compliant. The Company is also completing a preliminary assessment of Year 2000 issues not related to its core systems, including issues with third-party suppliers and warehouse communications. Based on its initial evaluation, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations, liquidity or financial condition. However, due to the general uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems and completion of projects as scheduled, the possibility of significant interruptions of normal operations should be reduced.

PART II:         Other Information


ITEM 2:          Changes in Securities and Use of Proceeds

(F)     USE OF PROCEEDS
         1.     Effective date:  November 12, 1998
         2.     Offering date:  November 13, 1998
         3.     Not applicable
         4.     (i)      The offering terminated November 17, 1998
                (ii)     Managing  Underwriter:  Network 1 Financial Securities,
                         Inc.
                (iii)    Title of Securities Registered:  Common Stock, $.01 par
                         value per share
                (iv)     Amount  Registered:  1,150,000  shares  by the  issuer,
                         1,042,000 shares by selling security holders  Aggregate
                         Offering Price: $13,800,000 by the issuer,  $12,504,000
                         by selling  security  holders  Amount  Sold:  1,000,000
                         shares Aggregate Offering Price of Amount Sold to Date:
                         $12,000,000
                (v)      No expenses  were  incurred  during the period from the
                         effective  date  of  the  Securities  Act  registration
                         statement  (November 12, 1998) and ending on the ending
                         date  of the  reporting  period  (September  30,  1998)
                         because  the  ending  date  of  the  reporting   period
                         occurred  prior to the effective date of the Securities
                         Act registration statement.
                (vi)     Not applicable
                (vii)    Not applicable
                (viii)   Not applicable


ITEM 4:          Submission of Matters to a Vote of Security Holders

In the three months ended September 30, 1998, the following actions were taken by written consent of the stockholders of the Company pursuant to Section 228 of the General Corporation Law of the State of Delaware:

                                  No. of Shares
                                    Approving
         ACTION TAKEN             ACTION TAKEN                  DATE OF APPROVAL

1. Changing Company name to       3,774,507 (pre-split shares)   July 9, 1998
   "Delicious Brands, Inc."
2. Approving a 1-for-2 reverse    3,774,507 (pre-split shares)   July 9, 1998
   stock split of the Common
   Stock of the Company

There were 6,565,656 shares of Common Stock outstanding during the period in which written consents were delivered to the Company. Written notice of the actions described above was sent to all stockholders on July 16, 1998.

ITEM 6:   Exhibits and reports on Form 8-K:
          a)     Exhibits:  27 - Financial Data Schedule
          b)     Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DELICIOUS BRANDS, INC.
                                                      (Registrant)

       December 28, 1998                            /s/ Michael J. Kirby
---------------------------------               --------------------------------
             Date                                    Michael J. Kirby
                                                 President, Director and
                                                 Chief Executive Officer


       December 28, 1998                           /s/ Jeffrey W. Weiner
---------------------------------               --------------------------------
           Date                                          Jeffry W. Weiner
                                                        Vice President and
                                                      Chief Financial Officer