Form 10-K
period 1998-12-31
DELICIOUS BRANDS INC
filed 1999-04-15
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-24941

                             DELICIOUS BRANDS, INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


             DELAWARE                                    06-1225882
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                      Identification Number)


2070 MAPLE STREET, DES PLAINES, ILLINOIS                     60018
----------------------------------------                  ------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number including area code:      (847) 699-3200
                                                  -----------------------


Securities Registered Pursuant to Section 12(b) of the Act:
                                                       NONE

Securities Registered Pursuant to Section 12(g) of the Act:
                                           Common Stock, $.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES      /X/     NO       /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    YES      /X/     NO      /  /

As of April 7, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $44,710,329. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

As of April 7, 1999, there were 4,440,835 shares outstanding of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                           ITEM             PAGE

                                     PART I

1.       BUSINESS..............................................................1
2.       PROPERTIES............................................................3
3.       LEGAL PROCEEDINGS.....................................................3
4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................3
5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS...................................................3

                                     PART II

6.       SELECTED FINANCIAL DATA...............................................5
7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.............................................5
7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........10
8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................10
9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES............................................10

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................10
11.      EXECUTIVE COMPENSATION...............................................10
12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......10
13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................10

                                     PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......10
15.      SIGNATURES...........................................................15

                                     PART I

ITEM 1.     BUSINESS

GENERAL

         Delicious Brands, Inc. (the "Company") develops, markets and sells cookies, crackers and related food products under the Delicious(R), Salerno(R), Mama's(R) and Frookie(R) labels. These products are sold primarily in the United States to independent direct-store delivery distributors for resale to supermarkets and other retail outlets, through large wholesalers to natural food stores and also directly to supermarkets and other retail outlets.

         The Company was founded in 1989 originally to market the Frookie cookie product, one of the first all-natural, low-fat cookies produced with fruit juice sweeteners. Through the acquisition of Delicious Cookie Company, Inc. ("Delicious") in 1994, the Company broadened its product offering into three lines: (i) high-quality, value priced snack products ("Value Oriented"), (ii) licensed and co-branded snack products (i.e., packaged under both a licensed label and the Delicious label) ("Co-Branded") and (iii) all-natural snack products ("All-Natural"). All of the Company's products are produced by independent food processors ("co-packers") using the Company's proprietary specifications and formulations.

         The Company was incorporated under the laws of the State of Delaware in 1989. Its principal executive offices are located at 2070 Maple Street, Des Plaines, Illinois 60018 and its telephone number is (847) 699-3200.

RECENT HISTORY

         On April 3, 1998, the Company completed the purchase of substantially all of the assets of Salerno Foods, L.L.C. ("Salerno") for $3.3 million in cash, a $1.5 million promissory note and the assumption of substantially all of the liabilities of Salerno. Salerno's cookie, cracker and other snack products are targeted to value-oriented customers and are regionally focused with sales concentrated in supermarkets in the mid-western United States. Salerno was the tenth largest cookie company in the United States based on retail sales for the 52 weeks ended December 28, 1997 according to Information Resources, Inc. ("IRI").

         During the fourth quarter of 1998, the Company issued 1,150,000 shares of its common stock, at $12.00 per share, in an Initial Public Offering ("IPO"). Proceeds of the offering were $10,690,684, net of commissions and other related expenses totaling $3,109,316.

DESCRIPTION OF BUSINESS

Products and Distribution

         The Company develops, markets and sells cookies, crackers and related food products under the Delicious(R), Salerno(R), Mama's(R) and Frookie(R) labels, as well as licensed names including Skippy(R), Land O'Lakes(R), Butterfinger(TM), Chiquita(TM), Heath(R), and Raisinets(TM). The Company is the fifth largest cookie company in the United States based on retail sales for the 52 weeks ended December 27, 1998 according to IRI. The Company's product lines include more than 17 different cookie, cracker and snack categories comprising more than 260 stock keeping units ("SKUs"). These products are sold primarily in the United States to independent direct-store delivery distributors for resale to supermarkets and other retail outlets, through large wholesalers to natural food stores and also directly to supermarkets and other retail outlets.

New Products

         The introduction of new products was not significant to the business of the Company in 1998. However, the Company has focused a majority of its research and development efforts to extend and enhance its All-Natural product line. The Company anticipates that the complete product line extensions and enhancements will become available in May 1999.

Raw Materials

         The Company relies exclusively on outside manufacturers to produce its products. The main ingredients that these manufacturers use to produce the Company's products are flour, sugar, chocolate, shortening and milk. The Company's manufacturers also use paper products, as well as films and plastics to package its products. There are no current or anticipated problems with respect to the availability of the Company's products or any of the ingredients or materials used in the production or packaging of these products.

Patents, Trademarks and Licenses

         The Company has filed for and obtained trademark protection for a number of its products and trade names, including the names "Delicious," "Frookie," "Frookies," "Fruitin," "Salerno," "Mama's" and "R. W. Frookies." The Company generally files its trademark applications in the Unites States and several foreign countries, including Canada, France, Great Britain and Japan. In connection with its Co-Branded product line, the Company has entered into license agreements with major companies that own the trademarks that are licensed to the Company.

Seasonality of Business

         The Company believes it has limited seasonality influences.

Working Capital (Deficit)

         As of December 31, 1998, the Company's current ratio (current assets divided by current liabilities) was 1.0 to 1.9. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for discussion of liquidity and plans to meet future liquidity needs.

Reliance on Major Distributors

         The Company relies on more than 30 third-party distributors to sell and deliver certain of its products to supermarkets, mass merchandisers, club stores and convenience stores. For the year ended December 31, 1998, sales to the Company's largest distributor, Milwaukee Biscuit Company, accounted for approximately 15% of the Company's net sales. The Company anticipates that this distributor will continue to serve as a major distributor of the Company's products in the foreseeable future.

Competition

         The marketing and sale of cookies, crackers and related snack foods is highly competitive. Many of the Company's competitors have developed nationally and regionally recognized brand names. In addition, competitors may succeed in developing new or enhanced products that are more popular than any that may be sold or developed by the Company, and competitors may also be more successful than the Company in marketing and selling their respective products, obtaining premium shelf space and entering into arrangements with independent distributors.

Research and Development

         The Company's three-person research and development team works to create new products and line extensions and improve existing products. The Company's packaging design is created by an in-house design staff. The Company has focused and currently intends to continue to focus a majority of its research and development efforts to extend and enhance its All-Natural product line.

Environmental Matters

         To date, compliance with federal, state and local laws and regulations enacted to regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the Company's business, financial condition or results of operations.

Employees

         As of December 31, 1998, the Company had 113 full-time employees, 22 of which are represented by Teamsters Local 734. The Company's collective bargaining agreements with Teamsters Local 734 expire on May 12, 2001. The Company believes its relations with its employees to be good.

ITEM 2.     PROPERTIES

         The Company's headquarters is located in 73,600 square feet of leased office and warehouse space in Des Plaines, Illinois. The Company's lease expires May 31, 2003. The Company also leases two warehouses (Michigan and New York). All leased warehouse space is primarily used for the distribution of Salerno and Mama's product lines.

ITEM 3.     LEGAL PROCEEDINGS

         The  Company  is  not   currently   involved  in  any  material   legal
proceedings. From time to time however, the Company may be subject to claims and lawsuits arising in the normal course of business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of Fiscal 1998 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

Market Information

         The Company's Common Stock is traded over-the-counter on the Nasdaq SmallCap Market System ("Nasdaq") (ticker symbol: DBSI). The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock, as reported by Nasdaq. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                    Bid Prices
            Fiscal Year 1998           High                            Low
            ----------------           ----                            ---

            Fourth Quarter (1)         $12 7/8                         $11 1/2

     (1) The Company's Common Stock commenced trading on November 12, 1998.

Holders

         As of March 19, 1999, there were 194 holders of record of the Company's Common Stock.

Dividends

         There have been no dividends declared on the Company's Common Stock in 1998 or 1997. The Company instead intends to retain any earnings to support the growth of the Company. Any future cash dividends on the Common Stock will depend on the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors. In addition, under the terms of the Company's financing agreement, as amended, with U.S. Bancorp Republic Commercial Finance, Inc. ("Republic"), the Company may not pay dividends without Republic's prior written consent. Lastly, the holders of shares of Series A Preferred Stock are entitled to receive in preference and prior to the Common Stock, semi-annual dividends of five percent of the aggregate stated value of the Series A Preferred Stock. Any accrued but unpaid dividends on the Series A Preferred Stock must be paid by the Company prior to paying a dividend on the Common Stock.

Changes in Securities and Use of Proceeds

Use of Proceeds

(1)      Effective date:   November 12, 1998.
(2)      Offering date:    November 12, 1998.
(3)      Not applicable.
(4)       (i)     The offering terminated on November 17, 1998.
         (ii)     Managing Underwriter: Network 1 Financial Securities, Inc.
        (iii)     Title of Securities  Registered:  Common Stock, $.01 par value per share.
         (iv)     Amount Registered:  1,150,000 shares by the Company, 1,042,000 shares by selling security holders;  Aggregate Offering Price:
                  $13,800,000 by the Company;  $12,504,000  by selling  security holders;  Amount  Sold:  1,150,000  shares by the  Company;  0 shares by the selling  security  holders;  Aggregate  Offering
                  Price of Amount Sold to Date:  $13,800,000 by the Company;  $0
                  by selling security holders.
          (v)     Distribution  expenses  incurred  during the  period  from the effective date of the Securities  Act  registration  statement
                  (November 12, 1998) and ending on the ending date of the reporting period (December 31, 1998) totaled $3,109,316, and included $1,380,000 of underwriting commissions, $414,000 of underwriter expense allowances and $1,315,316 for printing, professional and other costs associated with the offering.
         (vi)     The Company  received  $10,690,684  of net  proceeds  from the offering. As of the end of the reporting period, $9,318,182 of the net proceeds were used including $6,186,249 for debt repayment and $3,131,933 for working capital.
        (vii)     Not applicable.
       (viii)     Not applicable.

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected financial data of the Company are qualified by reference to and should be read in connection with the financial statements, including the notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                                   YEAR ENDED DECEMBER 31,
                                                        (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                             1994(1)            1995              1996             1997           1998(2)
                                             ----               ----              ----             ----           ----
Net Sales                                  $ 50,823         $ 52,722           $ 36,848         $ 30,665          $ 53,030
Net (Loss)                                 $   (493)        $ (6,955)          $   (898)        $ (3,398)         $ (5,308)
Net (Loss) Per Share                       $  (0.20)        $  (2.57)          $  (0.32)        $  (1.16)         $  (1.57)
Total Assets                               $ 11,701         $  9,719           $  7,592         $  6,487          $ 19,226
Long-term Debt (excluding                  $  3,428         $  2,151           $  2,110         $  1,960          $      0
current portion

(1) In March 1994, the Company acquired all the outstanding capital stock of Delicious Cookie Company, Inc.

(2) In April 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Set forth below is a discussion of the financial condition and results of operations for the years ended December 31, 1998, 1997 and 1996. The 1998 results of operations include financial results relating to the acquisition of Salerno Foods, L.L.C. ("Salerno") since April 3, 1998, the date of acquisition. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the information set forth in "Selected Financial Data" and financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY - ACQUISITION OF ASSETS

         On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno (the "Salerno Acquisition"). Accordingly, the Company's results of operations for the year ended December 31, 1998 include the operating results of Salerno from the date of acquisition for thirty-nine weeks whereas the comparable twelve months ended for the prior year do not.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

NET SALES

         Net sales increased 73% to $53.0 million for the year ended December 31, 1998 from $30.7 million for the year ended December 31, 1997. The net sales increase resulted from the inclusion of the April 3, 1998 acquisition of Salerno which totaled $26.8 million for the period from April 3, 1998 to December 31, 1998. Sales of Frookie products declined as marketing and promotion efforts were reduced in anticipation of the introduction of a new reformulated Frookie product line which was partially introduced during the fourth quarter of 1998. The sales volume related to the Company's Value Oriented products declined as promotional and marketing expenses were reduced on this lower margin product line.

GROSS PROFIT

         Gross profit increased 104% to $11.2 million for the year ended December 31, 1998 from $5.5 million for the year ended December 31, 1997. The gross profit increase resulted primarily from the inclusion of the April 3, 1998 acquisition of Salerno which totaled $7.3 million. Gross profit as a percentage of sales, excluding Salerno's gross profit, decreased 2.9%. The decline was caused by lower sales in the higher margin Frookie product discussed above, as well as higher promotional allowances required to sell inventory and introduce new products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 115% to $14.7 million for the year ended December 31, 1998 from $6.8 million for the year ended December 31, 1997. The increase resulted primarily from the inclusion of the April 3, 1998 acquisition of Salerno which totaled $8.2 million. Operating results in 1998 included the amortization of goodwill related to the Salerno acquisition that exceeded 1997 charges by $291,000. Non-recurring expenses for relocation of employees and the principal executive offices of the Company of $250,000, startup costs of $275,000 to develop international sales and costs of $165,000 associated with litigation settlement and additional insurance cost offset the reduction in marketing and promotional expenses of $557,000 discussed in the Net Sales analysis.

RESTRUCTURING CHARGE

         The Company recognized a one-time $1.5 million restructuring charge in 1997 primarily consisting of the expensing of consulting agreements the Company entered into with former executive officers, Richard and Randye Worth. In 1998, a $150,000 reduction of the restructuring liability occurred based on the revision of an estimate.

OTHER INCOME (EXPENSE)

         Other expense increased 293% to $1.9 million for the year ended December 31, 1998 from $484,000 for the year ended December 31, 1997. The increase was primarily due to increased interest expense and financing fees of $1.2 million related to borrowings used in the acquisition of Salerno and for working capital needed to operate the Salerno product line.

PROVISION FOR INCOME TAX

         The provision for income taxes for the year ended December 31, 1998 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of the loss. The valuation loss increased $1.6 million primarily due to the uncertainty of the future utilization of the net loss generated in 1998.

NET LOSS

         Net loss increased 56% to $5.3 million for the year ended December 31, 1998 from $3.4 million for the year ended December 31, 1997 as a result of the factors discussed above.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

NET SALES

         Net sales decreased 16.8% to $30.7 million for the year ended December 31, 1997 from $36.8 million for the year ended December 31, 1996. This reduction of sales occurred ratably between Delicious and Frookie product categories. Increased competition in all product categories coupled with an industry-wide slow down in pre-packaged baked goods resulted in a decrease in sales. In addition, the Company's 1997 results were also adversely impacted by a change in the Company's marketing strategy to an outside commissioned broker network from an internal sales force which resulted in certain operational inefficiencies and lower sales. Also, production problems at a key supplier resulted in missed sales.

GROSS PROFIT

         Gross profit decreased 22.0% to $5.5 million for the year ended December 31, 1997 from $7.0 million for the year ended December 31, 1996. This decrease was primarily a result of reduced sales. Gross profit as a percentage of sales decreased from 19.0% in 1996 to 17.8% in 1997 due primarily to a $300,000 charge for the write-off of discontinued packaging.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 7.7% to $6.8 million for the year ended December 31, 1997 from $7.4 million for the year ended December 31, 1996. The decrease was primarily related to 1996 charge-offs of $246,000 related to goodwill associated with a discontinued business venture and a $500,000 bad-debt provision for the potential expensing of a customer's indebtedness. The year 1997 included a $700,000 increase in marketing expenditures to compensate for the elimination of the Company's internal sales force offset by a $380,000 reduction in personnel and travel and entertainment costs and $251,000 of lower professional fees.

RESTRUCTURING CHARGE

         In 1997, the Company recognized a one-time $1.5 million restructuring charge primarily consisting of the expensing of consulting agreements the Company entered into with former executive officers, Richard and Randye Worth.

PROVISION FOR INCOME TAX

         The provision for income taxes for the year ended 1997 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of the loss. The valuation allowance increased $1.4 million primarily due to the uncertainty of the future utilization of the net operating loss generated in 1997.

NET LOSS

         Net loss increased to $3.4 million for the year ended December 31, 1997 from a net loss of $898,000 for the year ended December 31, 1996, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         In recent periods, the Company has utilized its working capital and proceeds from both private placements and public offerings to cover operating deficits. Because the Company purchases its products from co-packers, it does not intend to invest in plant or equipment relating to the manufacture of products for sale. Further, the Company believes that its existing fleet of leased trucks is sufficient for the foreseeable future. In addition, the Company's introduction of new products represents an immaterial capital expenditure because co-packers are responsible for the research, development and ingredients costs. The only costs incurred by the Company are packaging design costs, which did not exceed $50,000 1998 and 1997 and are not expected to increase significantly in the future. Consequently, additions to property and equipment are not expected to be material in future periods.

         On December 22, 1997, the Company consummated the first closing of a private placement (the "First Closing") of a minimum of 87,500 shares of Common Stock and a maximum of 350,000 shares of Common Stock (the "October Private Placement"). At the First Closing, the Company issued an aggregate of 210,000 shares of Common Stock for an aggregate price of $1.3 million. The net proceeds of $956,171 from the First Closing were applied by the Company to increase cash balances and reduce outstanding trade payables balances. On February 6, 1998, the Company consummated a second closing of the October Private Placement (the "Second Closing") pursuant to which it issued an aggregate of 140,000 shares of Common Stock for an aggregate price of $840,000. The net proceeds of $695,610 from the Second Closing, were applied by the Company to increase cash balances and reduce outstanding trade payables balances.

         On March 30, 1998, the Company borrowed $500,000 (the "Acquisition Loan"). Such indebtedness bears interest at the rate of 12% per annum and matures on the earlier of (i) November 30, 1998 or (ii) consummation of an initial public offering of Common Stock from which the Company receives gross proceeds of at least $7.0 million. The note and accrued interest thereon were repaid from the proceeds of the November 12, 1998 initial public offering of the Company's Common Stock.

         On April 3, 1998, the Company entered into an amendment to a revolving credit facility with U.S. Bancorp Republic Commercial Finance, Inc. ("Republic") for a revolving line of credit of up to $7.0 million. Borrowings under the revolving credit facility are due upon demand and bear interest at 1.50% per annum above the reference rate of interest publicly announced from time to time by U.S. Bank National Association (9.25% at December 31, 1998). Borrowings under the revolving credit facility at December 31, 1998 were $3.7 million. Borrowings under the revolving credit facility are collateralized by a first lien on substantially all of the assets of the Company.

         On April 3, 1998, the Company consummated the Salerno Acquisition. The purchase price for Salerno consisted of (i) $3.3 million in cash, (ii) a $1.5 million promissory note from the Company to Salerno (the "Salerno Promissory Note"), bearing interest at a rate of 12% per annum, secured by a second lien on substantially all of the Company's assets, and (iii) the assumption of substantially all of the liabilities of Salerno. In connection therewith, the Company entered into a loan agreement with American Pacific Financial Corporation ("APFC") pursuant to which the Company borrowed $4.6 million, bearing interest at a rate of 12% per annum through August 3, 1998 and 15% per annum thereafter, from APFC (the "APFC Loan") consisting of $3.0 million in cash used by the Company to fund a portion of the cash purchase price for Salerno, $1.5 million in the form of APFC assuming the Salerno Promissory Note and $100,000 as a fee for the APFC Loan. In addition, the Company issued to APFC a promissory note in the principal amount of $100,000, bearing interest at a rate of 12% per annum, as a fee for assuming the Salerno Promissory Note. The notes and accrued interest thereon were repaid from the proceeds of the November 12, 1998 initial public offering of the Company's Common Stock.

         As of August 1, 1998, holders of approximately $1.6 million aggregate principal amount of 9% Subordinated Convertible Promissory Notes (the "9% Notes") exchanged such notes for an aggregate of 195,834 shares of Series A Preferred Stock pursuant to an offer to exchange made by the Company. Annual dividends of 10% paid semi-annually are payable on the shares of Series A Preferred Stock out of the assets of the Company legally available for payment thereof. The expiration date of warrants to purchase 107,730 shares of Common Stock collectively held by the holders of the 9% Notes exchanged for the Series A Preferred Stock was extended to April 27, 2001 from April 27, 1999.

         On November 12, 1998, the Company consummated an initial public offering of 1,000,000 shares of Common Stock, at a price of $12.00 per share. On December 31, 1998, the Company consummated the sale of 150,000 shares of Common Stock, at a price of $12.00 per share, pursuant to the underwriters' exercise of the over-allotment option on December 29, 1998. After deducting underwriting discounts and expenses, the Company received approximately $10.7 million of net proceeds from the offering.

         On April 12, 1999, the Company consummated a private placement of 35,000 shares of Series B Preferred Stock and a warrant to purchase 700,000 shares of Common Stock for an aggregate price of $1.75 million. The net proceeds of $1.5 million will be applied by the Company to primarily reduce outstanding trade payables balances. Each share of Series B Preferred Stock is currently convertible into five shares of Common Stock, subject to certain antidilution provisions. The warrant to purchase 700,000 shares of Common Stock has an initial exercise price of $0.01 per share, subject to certain antidilution provisions, for a term of ten years from the date of its issuance.

         The Company believes the amount available under its revolving credit facility, together with the net proceeds from the private placement and anticipated improvements in operating results during the year ending December 31, 1999 will be sufficient for at least the next 12 months to finance its operations, service interest payments on its debt and fund capital expenditures. Thereafter, if the Company has insufficient funds for its needs, there can be no assurance that additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, the Company's business would be materially adversely affected.

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

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1998, the Company had no outstanding derivative financial instruments. All of the Company's transactions occur in U.S. dollars. Therefore, the Company is not subject to significant foreign currency exchange risk.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this Item 11 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.


                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of this Form 10-K

                  1.       Financial Statements
                           The Financial Statements listed in the accompanying Index to Financial Statements which appears on page F-1 herein are filed as part of this Form 10-K.

                  2.       Financial Statement Schedule
                           The Financial Statement Schedule listed in the accompanying Index to Financial Statements which appears on page F-1 herein is filed as part of this Form 10-K.

                  3.       Exhibits

EXHIBIT
NUMBER                                                    DESCRIPTION

3.1   --      Certificate of Incorporation, as amended, of the Company.**
3.1.1 --      Amended  and  Restated   Certificate  of   Incorporation   of  the
              Company.**
3.1.2 --      Certificate of the Designations, Powers, Preferences and Rights of
              the Series A Convertible Preferred Stock.**
3.1.3 --      Certificate of the Designations, Powers, Preferences and Rights of
              the Series B Convertible Preferred Stock.*
3.2   --      By-laws, as amended, of the Company.**
4.1   --      Specimen Certificate of the Company's Common Stock.**
4.2   --      Form of Representative's Warrant.**
4.3   --      Warrant to Purchase 700,000 Shares of Common Stock.*
10.1  --      Employment  Agreement  dated as of August 11,  1997 by and between the Company and Michael Kirby.**
10.2  --      Stock  Option  Agreement,  dated as of  August  11,  1997,  by and between the Company and Michael Kirby.**
10.3  --      Letter  Agreement dated December 16, 1997 amending Michael Kirby's
              Employment Agreement and Stock Option Agreement.**
10.4  --      Amended and Restated Employment Agreement dated as of December 15,
              1997 by and between the Company and Jeffry Weiner.**
10.5  --      1989 Stock  Option Plan of the Company.**
10.6  --      1995 Stock Option Plan of the Company.**
10.7  --      1994 Formula Stock Option Plan of the Company.**
10.8  --      Trademark  Sublicense  Agreement  dated  December 16, 1993 between
              Nestle Food Company and the Company.**
10.9  --      Trademark  License  Agreement  dated  September  25,  1991  by and between Land O' Lakes, Inc. and the Company.**
10.10 --      Trademark  License  Agreement  dated  May 3,  1996 by and  between
              Showbiz Pizzatime Inc., and the Company.**
10.11 --      Trademark  License  Agreement  dated  May 1,  1996 by and  between
              Ringling  Brothers  and  Barnum & Bailey  Combined  Shows  and the
              Company.**
10.12 --      License Agreement dated November 26, 1996 between Chiquita Brands,
              Inc. and the Company.**
10.13 --      License   Agreement   dated  June  3,  1991  by  and  between  CPC
              International Inc., and the Company.**
10.14 --      License  Agreement  dated May 1, 1996 between Eskimo Pie Corp. and the Company.**
10.15 --      Amendment to License  Agreement  dated May 1, 1997 between  Eskimo
              Pie Corp. and the Company.**
10.16 --      Consulting Agreement dated August 13, 1997 between the Company and
              Richard Worth.**
10.17 --      Consulting Agreement dated August 13, 1997 between the Company and
              Randye Worth.**
10.18 --      Asset  Purchase  Agreement  dated  December  22, 1997  between the
              Company and Richard S. Worth.**
10.19 --      Financing  Agreement  dated  November 27, 1996 between the Company and Republic Acceptance Corporation.**
10.20 --      Security Agreement dated November 27, 1996 between the Company and
              Republic  Acceptance  Corp.**
10.21 --      Distribution  Agreement  effective  March  28,  1997  between  the
              Company and the Old Colony Baking Company, Inc.**
10.22 --      Asset Purchase  Agreement dated as of April 3, 1998 by and between the Company and Salerno Foods, L.L.C.**
10.23  --     Escrow  Agreement  dated  as of  April 3,  1998 by and  among  the
              Company,  Salerno  Foods,  L.L.C.  and American  National Bank and
              Trust Company of Chicago.**
10.24 --      Assignment of Intellectual  Property Rights dated April 3, 1998 by and between the Company and Salerno Foods, L.L.C.**
10.25 --      Restrictive Covenant and Confidentiality  Agreement dated April 3,
              1998 by and between the Company and Steve Coates.**
10.26 --      Restrictive Covenant and Confidentiality  Agreement dated April 3,
              1998 by and between the Company and Peter Rogers.**

10.27 --      Restrictive Covenant and Confidentiality  Agreement dated April 3,
              1998 by and between the Company and Ron Davies, Jr.**
10.28 --      Manufacturing  Agreement  dated April 3, 1998  between the Company and Pate's Bakery, L.L.C.**
10.29 --      Promissory  Note of the  Company  dated  April 3, 1998 in favor of
              Salerno Foods, L.L.C.**
10.30 --      Security  Agreement dated April 3, 1998 of the Company in favor of
              Salerno Foods, L.L.C.**
10.31 --      Trademark Security Agreement dated April 3, 1998 of the Company in favor of Salerno Foods, L.L.C.**
10.32 --      Assignment  and  Assumption  Agreement  dated April 3, 1998 by and among the Company,  Larry Polhill and American  Pacific  Financial
              Corporation.**
10.33  --     Subordination  Agreement  dated as of April 3, 1998 by and between
              U.S. Bancorp Republic Commercial  Finance,  Inc., American Pacific
              Financial Corporation,  Lawrence R. Polhill, Salerno Foods, L.L.C.
              and the Company.**
10.34 --      Loan  Agreement  dated as of April 3, 1998 between the Company and
              American Pacific Financial Corporation.**
10.35 --      Security  Agreement  dated as of April 3, 1998 of the  Company  in favor of American Pacific Financial Corporation.**
10.36 --      Promissory  Note  dated  April 3, 1998 of the  Company in favor of
              American Pacific Financial  Corporation in the aggregate principal amount of $4.6 million.**
10.37 --      Promissory  Note  dated  April 3, 1998 of the  Company in favor of
              American Pacific Financial  Corporation in the aggregate principal amount of $100,000.**
10.38 --      First  Amendment  dated  as of  April  3,  1998  to the  Financing
              Agreement  by and between the  Company and U.S.  Bancorp  Republic
              Commercial Finance, Inc.**
10.39 --      Agreement between Salerno Foods, L.L.C. and Bakery,  Cracker,  Pie
              Yeast Wagon Drivers Union, Local 734 International  Brotherhood of
              Teamsters of America (Cracker Drivers).**
10.40 --      Agreement between Salerno Foods, L.L.C. and Bakery,  Cracker,  Pie
              Yeast Wagon Drivers Union, Local 734 International  Brotherhood of
              Teamsters of America (Insider Div.).**
10.41 --      Form of  Indemnification  Agreement  between  the  Company and its officers and directors.**
10.42 --      Voting  Trust  Agreement  dated  December  22,  1997 by and  among
              Richard S. Worth,  Randye Worth,  Graubard,  Mollen & Miller,  the
              Company and Robert Rubin.**
10.43 --      Form of Voting  Agreement by and between the Company and Edward R.
              Sousa, as Voting Trustee.**
10.44 --      Registration  Rights  Letter  Agreement  from  the  Company  dated
              October 21, 1997.**
10.45 --      Sublease Amendment  Agreement and Consent to Agreement dated as of
              April 2, 1998 among  Maple  Properties  Company,  L.L.C.,  Salerno
              Foods, L.L.C. and the Company.**
10.46 --      Form of  Trucklease  and Service  Agreement  by and between  Ryder
              Transportation Services and the Company.**
10.47 --      Memorandum  of  Agreement  by and  between the Company and Bakery,
              Cracker,  Pie and Yeast Wagon  Drivers,  Local 734,  International
              Brotherhood of Teamsters of America dated May 13, 1998.**
10.48 --      Commercial Lease by and between Maple  Properties  Company and the
              Company dated as of June 1, 1998.**
10.49 --      Promissory  Note dated  March 30,  1998 of the Company in favor of
              Yapton Developments, Limited.**
10.50 --      Letter   Agreement   by  and   between   the  Company  and  Yapton
              Developments, Limited dated July 6, 1998 extending the maturity of the promissory note to Yapton Developments, Limited.**
10.51 --      Letter  Agreement by and between the Company and American  Pacific
              Financial  Corporation dated July 13, 1998, extending the maturity
              of   the   promissory   note   to   American   Pacific   Financial
              Corporation.**
10.52 --      Form of Letter  Agreement  by and  between  the Company and Yapton
              Developments,  Limited  extending  the maturity of the  promissory note to Yapton Developments, Limited.**
10.53 --      Letter  Agreement by and between the Company and American  Pacific
              Financial Corporation dated October 9, 1998 extending the maturity of the $4.6 million  promissory note to American Pacific Financial
              Corporation.**
10.54 --      Letter  Agreement by and between the Company and American  Pacific
              Financial   Corporation  dated  October  23,  1998  extending  the
              maturity  of the  $100,000  promissory  note to  American  Pacific
              Financial Corporation.**
10.55 --      Securities  Purchase  Agreement,  dated  April  12,  1999,  by and between the Company and Little Meadow Corp.*
24.1  --      Powers of Attorney  (included on the  signature  page to this Form
              10-K).***

27.1 --       Financial Data Schedule.***


* Incorporated by reference to the Company's Current Report on Form 8-K dated on April 14, 1999.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 333- 50771).

***           Filed herewith.

              (b)   Reports on Form 8-K filed during the fourth quarter of 1998:
                    None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DELICIOUS BRANDS, INC.
                                 (Registrant)


Dated: April 14, 1999            /S/ MICHAEL J. KIRBY
                                 -----------------------------------------------
                                 Michael J. Kirby
                                 President, Director and Chief Executive Officer


Dated: April 14, 1999            /S/ JEFFRY W. WEINER
                                 -----------------------------------------------
                                 Jeffry W. Weiner
                                 Executive Vice President and Chief Financial
                                 Officer

         Known all men by these presents, that each person whose signature appears below hereby constitutes and appoints Michael J. Kirby and Jeffry W. Weiner his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE                          SIGNATURE
----                          ---------

April 14, 1999                /S/ DONALD C. SCHMITT
                              --------------------------------------------------
                              Donald C. Schmitt
                              Director and Chairman

April 14, 1999                /S/ MICHAEL P. SCHALL
                              --------------------------------------------------
                              Michael P. Schall
                              Director

April 14, 1999                /S/ EDWARD R. SOUSA
                              --------------------------------------------------
                              Edward R. Sousa
                              Director

April 14, 1999                /S/ JOHN H. WYANT
                              --------------------------------------------------
                              John H. Wyant
                              Director

April 14, 1999                /S/ MICHAEL J. KIRBY
                              --------------------------------------------------
                              Michael J. Kirby
                              President, Chief Executive Officer and Director

                              --------------------------------------------------
                              Russell D. Glass
                              Director


                              --------------------------------------------------
                              George W. Hebard III
                              Director

                             DELICIOUS BRANDS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page


INDEPENDENT AUDITORS' REPORT                                                F-2

FINANCIAL STATEMENTS:
    Balance Sheets, December 31, 1998 and 1997
      (Exhibit A)                                                           F-3

    Statement of Operations, Years Ended December 31,
      1998, 1997 and 1996 (Exhibit B)                                       F-4

    Statement of Stockholders' Equity (Deficit),
      Years Ended December 31, 1998, 1997 and 1996
      (Exhibit C)                                                           F-5

    Consolidated Statement of Cash Flows, Years Ended
      December 31, 1998, 1997 and 1996 (Exhibit D)                    F-6 - F-7

    Notes to Financial Statements                                    F-8 - F-19


ADDITIONAL FINANCIAL DATA:
    Independent Auditors' Report on Schedules                               S-1

    Valuation and Qualifying Accounts (Schedule II)                         S-2

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
Delicious Brands, Inc.

We have audited the accompanying balance sheets of DELICIOUS BRANDS, INC. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Delicious Brands, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 29, 1999, except for Note 1
     which is as of April 12, 1999

                                                                       Exhibit A

                             DELICIOUS BRANDS, INC.

                                 Balance Sheets
                           December 31, 1998 and 1997

           Assets                                                           1998                         1997
Current Assets:                                                             ----                         ----
      Cash                                                            $    981,646                 $    808,349
      Accounts receivable (including $324,070, and $276,294,
        respectively, due from related parties), net of allowances
        of $800,980 and $575,000, respectively                           5,108,747                    1,924,390
          Inventory (Note 2)                                             1,879,041                      152,399
          Due from distributors (Note 2)                                    99,317                      172,176
          Prepaid expenses and other current assets                        327,964                      141,925
                                                                      ------------                 ------------
                                                                         8,396,715                    3,199,239
                                                                      ------------                 ------------
Property and Equipment, Net of Accumulated
  Depreciation (Notes 2 and 3)                                             381,185                      177,852
                                                                      ------------                 ------------

Other Assets:
      Goodwill (Note 2)                                                 10,011,946                    2,698,174
      Other                                                                436,261                      411,340
                                                                      ------------                 ------------
                                                                        10,448,207                    3,109,514
                                                                      ------------                 ------------
                                                                      $ 19,226,107                  $ 6,486,605
                                                                      ============                 ============

           Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
     Bank loan payable (Note 4)                                       $  3,665,828                  $ 1,498,382
          Current portion of subordinated debt (Note 5)                    393,332                            0
          Accounts payable (including $82,040 and $62,530,
            respectively, due to related parties)                        7,173,870                    3,425,980
          Due to distributors (Note 2)                                     532,769                      326,012
          Accrued expenses                                               2,954,389                    1,191,572
          Current portion of long-term liabilities                         904,838                    1,120,544
                                                                      ------------                 ------------
                                                                        15,625,026                    7,562,490
                                                                      ------------                 ------------
Long-term Liabilities:
          Subordinated debt (Note 5)                                             0                    1,960,000
          Restructuring liability (Note 11)                                544,679                      880,573
          Packaging loss liability (Note 6)                                200,000                      870,075
          Other                                                                  0                        1,919
                                                                      ------------                 ------------
                                                                           744,679                    3,712,567
                                                                      ------------                 ------------
Commitments and Contingencies (Note 10)
Stockholders'  Equity (Deficit) (Notes 1 and 8):
     Preferred stock, $.01 par value, with a liquidation value of
        $8.00 per share, 1,000,000 shares authorized, 195,834
        shares issued and outstanding in 1998                            1,566,668                            0
     Class A common stock, voting, $.01 par value, 25,000,000
        shares authorized, 4,481,767 and 3,191,767 shares issued
        in 1998 and 1997, respectively                                      44,818                       31,918
     Additional paid-in capital                                         18,343,209                    6,969,815
     Accumulated deficit                                               (16,937,244)                 (11,629,136)
                                                                      ------------                 ------------
                                                                         3,017,451                   (4,627,403)
     Less, common stock in treasury at cost                               (161,049)                    (161,049)
                                                                      ------------                 ------------
     Total stockholders' equity (deficit)                                2,856,402                   (4,788,452)
                                                                      ------------                 ------------
                                                                      $ 19,226,107                 $  6,486,605
                                                                      ============                 ============


         The accompanying notes are an integral part of this statement.

                                                                       Exhibit B

                             DELICIOUS BRANDS, INC.

                             Statement of Operations
                  Years Ended December 31, 1998, 1997 and 1996


                                                            1998                     1997                1996
                                                            ----                     ----                ----

Net Sales (including approximately $5,920,000,
  $5,325,000 and $5,656,000, respectively, to
  related parties)                                       $ 53,030,115            $ 30,664,723         $36,847,650

Cost of Sales (including approximately
  $589,000, $395,000 and $744,000,
  respectively, from related parties)                      41,855,211              25,193,264          29,837,075
                                                        -------------            ------------         -----------
Gross Profit                                               11,174,904               5,471,459           7,010,575
                                                        -------------            ------------         -----------
Operating Expenses:
  Selling, general and administrative                      14,729,305               6,836,996           7,406,969
  Restructuring charge (Note 11)                             (150,382)              1,548,035                   0
                                                        -------------            ------------         -----------
                                                           14,578,923               8,385,031           7,406,969
                                                        -------------            ------------         -----------
Loss from Operations                                       (3,404,019)             (2,913,572)           (396,394)
                                                        -------------            ------------         -----------
Other Income (Expense):
  Amortization of deferred financing costs                   (700,629)                (33,418)            (96,263)
  Interest expense                                         (1,213,168)               (416,913)           (408,873)
  Other, net                                                    9,708                 (34,223)              3,396
                                                        -------------            ------------         -----------
                                                           (1,904,089)               (484,554)           (501,740)
                                                        -------------            ------------         -----------
Loss before Provision for Income Taxes                     (5,308,108)             (3,398,126)           (898,134)

Provision for Income Taxes (Note 7)                                 0                       0                   0
                                                        -------------            ------------         -----------
Net Loss                                                $  (5,308,108)           $ (3,398,126)        $  (898,134)
                                                        =============            ============         ===========

Earnings per Share (Note 2):
  Basic and diluted:
       Net loss per common share                        $(       1.57)           $(      1.16)        $(     0.32)
                                                        =============            ============         ===========

       Weighted average number of
         common shares outstanding                          3,389,993               2,933,623            2,814,079
                                                        =============            ============         ===========

         The accompanying notes are an integral part of this statement.

                                                                       Exhibit C

                             DELICIOUS BRANDS, INC.

                   Statement of Stockholders' Equity (Deficit)
                  Years Ended December 31, 1998, 1997 and 1996


                                                                                   Additional
                              ----Preferred Stock---     -----Common Stock-----      Paid-in
                              Shares           Amount    Shares          Amount      Capital
                              ------           ------    ------          ------      -------
Balance, January 1, 1996           0      $         0   2,752,240     $27,523      $4,668,574

Conversion of 8%
 Subordinated Debentures
 to Class A Common Stock                                  224,527       2,245       1,344,920

Net Loss
                             -------      -----------   ---------     -------      ----------
Balance, December 31, 1996         0                0   2,976,767      29,768       6,013,494

Proceeds from Issuance of
  Common Stock, Net of
  $303,829 in Expenses                                    210,000       2,100         954,071

Issuance of Stock for
   Services                                                 5,000          50           2,250

Net Loss                                                                           (3,398,126)
                             -------      -----------   ---------     -------      ----------
Balance, December 31, 1997         0                0   3,191,767      31,918       6,969,815

Proceeds from Issuance of
  Common Stock, Net of
  $144,390 in Expenses                                    140,000       1,400         694,210

Conversion of 9%
  Subordinated Convertible
  Notes to Preferred Stock   195,834        1,566,668

Proceeds from Issuance of
  Common Stock in an Initial
  Public Offering, Net of
  $3,109,316 in Expenses                                1,150,000      11,500     10,679,184

Net Loss
                             -------      -----------   ---------     -------    ------------
Balance, December 31, 1998   195,834      $ 1,566,668   4,481,767     $44,818    $18,343,209
                             =======      ===========   =========     =======    ============


                                                                          Total
                                                                       Stockholders'
                             Accumulated         Treasury Stock           Equity
                               (Deficit)      Shares       Amount       (Deficit)
                                -------       ------       ------       ---------
Balance, January 1, 1996     $(7,332,876)    (48,925)   $(161,049)     $(2,797,828)

Conversion of 8%
 Subordinated Debentures
 to Class A Common Stock                                                 1,347,165

Net Loss                        (898,134)                                 (898,134)
                             -----------     --------   ----------     ------------
Balance, December 31, 1996    (8,231,010)    (48,925)    (161,049)      (2,348,797)

Proceeds from Issuance of
  Common Stock, Net of
  $303,829 in Expenses                                                     956,171

Issuance of Stock for
   Services                                                                  2,300

Net Loss                                                                (3,398,126)
                             -----------     --------   ----------     ------------
Balance, December 31, 1997   (11,629,136)    (48,925)   (161,049)       (4,788,452)

Proceeds from Issuance of
  Common Stock, Net of
  $144,390 in Expenses                                                     695,610

Conversion of 9%
  Subordinated Convertible
  Notes to Preferred Stock                                               1,566,668

Proceeds from Issuance of
  Common Stock in an Initial
  Public Offering, Net of
  $3,109,316 in Expenses                                                  10,690,684

Net Loss                       (5,308,108)                                (5,308,108)
                             -------------   --------   ----------     -------------
Balance, December 31, 1998   $(16,937,244)   (48,925)   $(161,049)     $   2,856,402
                             ============    ======== ============     =============

         The accompanying notes are an integral part of this statement.

                                                                       Exhibit D

                             DELICIOUS BRANDS, INC.

                             Statement of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996


                                                                 1998               1997               1996
                                                                 ----               ----               ----
Cash Flows from Operating Activities:
     Net loss                                               $(5,308,108)       $(3,398,126)         $(898,134)
     Adjustments to  reconcile  net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                       1,326,714            352,320            560,106
          Provision for bad debts                               444,330             40,487            583,337
          Loss on disposal of property and
             equipment                                                0             50,899                  0
          Restructuring charge                                 (150,382)         1,548,035                  0
          Issuance of common stock for
             services                                                 0              2,300                  0
          Increase (Decrease) in cash (exclusive
             of Salerno acquisition) from
             changes in:
                 Accounts receivable                              1,724            (76,217)           537,559
                 Inventory                                    ( 334,943)           616,248            798,807
                 Due from distributors                           72,859             15,653            (42,654)
                 Prepaid expenses and other
                   current assets                                67,366            240,652            307,834
                 Refundable income taxes                              0                  0             71,678
                 Other assets                                    90,336            (90,020)            11,420
                 Accounts payable and accrued
                   expenses                                     176,235            437,799         (1,197,562)
                 Due to distributors                            206,757            158,460           (408,750)
                 Accrued restructuring liabilities             (224,814)          (399,128)                 0
                 Other liabilities                             (827,297)           186,964           (222,778)
                                                             ----------           --------         -----------
          Net cash provided by (used in) operating
            activities                                       (4,459,223)          (313,674)           100,863
                                                             ----------           --------         -----------
Cash Flows from Investing Activities:
         Payment for purchase of assets of Salerno
           Foods, L.L.C. (net of cash acquired of
           $12,564)                                          (5,129,943)                 0                  0
         Purchase of property and equipment                  (  107,400)          ( 47,730)           (88,131)
                                                             ----------           --------         -----------
         Net cash used in investing activities               (5,237,343)          ( 47,730)           (88,131)
Cash Flows from Financing Activities:
         Payments of long-term debt                             (21,101)           (17,420)           (16,953)
          Payments of financing costs                          (692,621)                 0                  0
          Proceeds (Payments) of bank loan payable, net      (1,135,465)          (430,704)           617,801
          Proceeds from issuance of notes payable             5,200,000                  0                  0
          Payments of notes payable                          (5,200,000)                 0                  0
          Proceeds from issuance of common stock             14,640,000          1,260,000                  0
          Payment of stock issuance costs                    (2,920,950)          (303,829)                 0
                                                             ----------           --------         -----------
          Net cash provided by financing activities           9,869,863            508,047            600,848
                                                             ----------           --------         -----------

Increase in Cash                                                173,297            146,643            613,580

Cash, Beginning of Year                                         808,349            661,706             48,126
                                                             ----------           --------         -----------
Cash, End of Year                                            $  981,646           $808,349         $  661,706
                                                             ==========           ========         ===========

                             DELICIOUS BRANDS, INC.

                             Statement of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996


                                                                 1998               1997               1996
                                                                 ----               ----               ----
Supplemental Disclosure of Cash Flow
     Information:
         Cash paid during the year for:

               Interest                                     $1,201,291          $  420,296         $ 338,197
                                                            ==========          ==========         =========

Supplemental Disclosure of Noncash
   Investing and Financing Activities:
      On  April 3, 1998, the Company acquired substantially all of the assets and assumed  certain  liabilities  of Salerno Foods, L.L.C.
        (Note  12).  In  conjunction  with  the acquisition, liabilities were assumed as follows:
          Fair value of assets acquired, including goodwill and
            transaction costs                                                                   $ 13,447,134
          Cash paid (net of $220,000 purchase price adjustment)                                   (4,780,000)
          Transaction costs                                                                         (362,507)
                                                                                                -------------
          Liabilities assumed                                                                   $  8,304,627
                                                                                                =============

                    During 1998,  in exchange  for 9%  Subordinated  Convertible
                         Notes of $1,566,668, the Company issued 195,834 shares of Series A Preferred Stock.

                    As of December 31, 1998, unpaid transaction costs of $332,756 were included in accounts payable and accrued expenses.

                    During March  and  October  of  1997,  in  satisfaction  for payments  of trade  accounts  receivable,  an  aggregate
                        $150,000  of   subordinated   debt  was   redeemed   and
                        cancelled.

                    During 1996,  in  exchange  for 8%  Subordinated  Promissory
                        Notes of $1,260,000 and related accrued interest of $87,165, the Company issued 224,527 shares of common stock.


         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements



NOTE 1--NATURE OF ACTIVITIES

Delicious Brands, Inc. (the "Company"), a Delaware corporation, operates in one industry segment consisting of marketing and selling pre-packaged cookies, crackers and related food products under the Delicious, Salerno, Mama's and Frookie labels as well as licensed names. These products are sold primarily in the United States to independent direct-store delivery distributors for resale to supermarkets and other retail outlets, through large wholesalers to natural food stores and also directly to supermarkets and other retail outlets. All of the Company's products are baked by independent food processors using the Company's proprietary specifications and formulations.

The Company grants credit to its customers in the normal course of business. Sales to one customer approximated 15%, 21% and 20% of total Company sales for the years ended December 31, 1998, 1997, and 1996, respectively. No other customer accounted for more than 10% of the Company's sales. Amounts due from such customer represented approximately 16% and 20% of the Company's net trade accounts receivable at December 31, 1998 and 1997, respectively. Approximately 41%, 52% and 49% of the Company's inventory purchases for the years ended December 31, 1998, 1997, and 1996, respectively, were from two major vendors.

The Company has several customers and vendors who are also holders of the Company's preferred and/or common stock. During the years ended December 31, 1998, 1997 and 1996, respectively, net sales to these customers were approximately $5,920,000, $5,325,000 and $5,656,000 while purchases from such vendors were approximately $589,000, $395,000 and $744,000. Management believes all of these transactions were on terms at least as favorable as could be obtained from unaffiliated parties.

During 1997, the Company amended its articles of incorporation to (a) combine the two classes of common stock into one class, (b) increase the number of authorized shares of $.01 par value common stock to 25,000,000 shares and (c) authorize 1,000,000 shares of $.01 par value preferred stock. On December 22, 1997, an initial closing of a private placement took place whereby the Company sold 210,000 shares of common stock and received proceeds of $956,171 net of expenses of $303,829. On February 6, 1998, a second closing of the private placement took place whereby the Company sold 140,000 shares of common stock and received proceeds of $695,610 net of expenses of $144,390. During the fourth quarter of 1998, the Company issued 1,150,000 shares of its common stock, at $12.00 per share, in an initial public offering. Proceeds of the offering were $10,690,684, net of commissions and other related expenses totaling $3,109,316.

On April 3, 1998, the Company acquired substantially all of the assets of Salerno Foods, L.L.C. (Note 12).

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern.

The Company has negative working capital, at December 31, 1998, of approximately $7,228,000 and has suffered recurring losses since 1994. Additionally, the Company has experienced a decline in sales, on a pro forma basis (Note 12), during 1998 of 12% as compared to the prior period. The Company continued to experience a decline in sales during the first quarter of 1999.

The Company has previously funded its operating losses through increases in working capital deficits and proceeds received from private placements and an initial public offering of common stock and issuances of subordinated debt. Substantially all of the proceeds from the Company's 1998 private placement and initial public offering were utilized to pay Salerno acquisition debt (Note 12) and related fees and to fund certain working capital deficits.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


NOTE 1--NATURE OF ACTIVITIES, CONTINUED

On April 12, 1999, the Company received net proceeds of $1,500,000 in a private placement in exchange for 35,000 shares of Series B Preferred Stock (convertible at any time into 175,000 shares of common stock) and a warrant (exercisable through April 12, 2009) to purchase 700,000 shares of common stock for $0.01 per share. Additionally, during 1999 the Company plans to convert $393,332 of the 9% Convertible Subordinated Notes due April 27, 1999 into common stock. Management believes that the Company is current with its obligations to vendors and, when necessary, will be able to continue to obtain extended credit terms from vendors.

The Company plans to improve operating results in 1999 by (a) reversing the declining sales trend experienced during 1998 and through the first quarter of 1999, (b) increasing gross profits by introducing a reformulated Frookie brand,
(c) implementing cost reductions already negotiated with the Company's vendors and (d) reducing redundant operating expenses that continue to be incurred subsequent to the Salerno acquisition.

There  can be no  assurance  that  the  Company  will be  able  to  successfully implement its plans for improving operating results or, if such plans are implemented, that the Company will achieve profitability and meet its obligations when they become due. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event the Company's plans are not successful.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is as follows:

          REVENUE RECOGNITION--The Company recognizes revenue from product sales upon shipment to its customers. All discounts and allowances provided to customers are recorded as allowances in determining net sales.

          INVENTORY--Inventory is stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method and consists primarily of prepackaged products which are ready to be sold to customers.

          ADVERTISING AND PROMOTION--All costs associated with advertising, promotion, marketing and slotting are charged to operations as incurred. Such expenses are included in selling, general and administrative expenses in the statement of operations and amounted to $3,431,505, $2,227,242 and $2,184,433 for the years ended December 31,
          1998, 1997 and 1996, respectively.

          AMOUNTS DUE TO/FROM DISTRIBUTORS--The Company offers its distributors promotional allowances which can be earned based on percentages of their purchases from the Company. Amounts due from distributors represent overspent allowances. These will either be earned by the distributors in the future or paid to the Company. Amounts due to distributors represent promotional allowances earned but unspent by the distributors.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          PROPERTY AND EQUIPMENT--Property and equipment is stated at cost. For financial reporting purposes, depreciation is provided using the straight-line method over the estimated useful lives of the assets. For income tax reporting purposes, depreciation is computed under accelerated methods, as permitted under the Internal Revenue Code. When capital assets are sold, retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the respective accounts and any gains or losses are included in operations. Major improvements are capitalized and repairs and maintenance are charged to operations as incurred.

          GOODWILL--Goodwill represents the excess of cost over the fair value of net assets of acquired businesses, and is being amortized on a straight-line basis over a period of twenty years. Accumulated amortization amounted to $1,009,900 and $555,905 at December 31, 1998 and 1997, respectively.

          DEFERRED FINANCING COSTS--Costs incurred in connection with obtaining financing are amortized over the life of the related debt.

          IMPAIRMENT OF LONG-LIVED ASSETS--In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

          INCOME   TAXES--Deferred  income  taxes  are  provided  for  temporary differences between financial and income tax reporting (see Note 7).

          STOCK OPTION PLANS--The Company has adopted only the disclosure provisions of FAS No. 123, Accounting for Stock-Based Compensation, and continues to account for stock options in accordance with APB Opinion 25.

          USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          PER SHARE INFORMATION--On July 14, 1998, the Company effected a 1-for-2 reverse stock split and, accordingly, all share and per share amounts have been retroactively restated.

          EARNINGS PER SHARE--The Company computes "Basic Earnings per Share" under Financial Accounting Standard (FAS) No. 128, "Earnings per Share," by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the years ended December 31, 1998, 1997 and 1996, diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years. All options and warrants discussed in Notes 5 and 8 were omitted from the computation of diluted earnings (loss) per share because the options and warrants are antidilutive when net losses are reported.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          FAIR VALUE OF FINANCIAL INSTRUMENTS--Because the interest rate of the revolving loan with U.S. Bancorp Republic Commercial Finance, Inc. (formerly known as Republic Acceptance Corporation) ("U.S. Bancorp") adjusts with changes in the market rate of interest, management believes the fair value is equivalent to the carrying value. Management believes that the fair value of the 9% subordinated debt (Note 5) at December 31, 1998 is approximately $378,000, which is $15,000 less than its carrying value. Management has estimated the fair value by discounting expected cash flows using an interest rate (12%) that management believes is approximately equal to the interest rate available for similar debt.

          RECLASSIFICATIONS--Certain amounts reported in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation without affecting previously reported net losses.

          RECENT ACCOUNTING PRONOUNCEMENTS--In 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income," which requires the components of comprehensive income to be disclosed in the financial statements, and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational structure. The adoption of these standards had no impact on the Company's results of operations, financial position or cash flows.

          In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt effective January 1, 1999. FAS No. 133 requires the recording of all derivatives on the balance sheet at fair value. The adoption of this standard is expected to have no impact on the Company's results of operations, financial position or cash flows because the Company does not participate in derivative transactions.

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Restatement of financial statements for earlier periods is not permitted. The adoption of SOP 98-5 is expected to have no impact on the Company's results of operations, financial position or cash flows.

NOTE 3--PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                             December 31,          Estimated
                                           1998         1997          Life
                                           ----         ----          ----

Office and warehouse equipment          $570,439     $275,666      2 to 10 years
Molds and die                            312,723      232,074            3 years
Promotion and display equipment           44,444       44,444            5 years
                                        --------     --------
                                         927,606      552,184
Less accumulated depreciation            546,421      374,332
                                        --------     --------
                                        $381,185     $177,852
                                        ========     ========

Depreciation expense amounted to $172,089, $158,578 and $152,378 for the years ended December 31, 1998, 1997 and 1996, respectively.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


NOTE 4--BANK LOAN PAYABLE

The Company is obligated to U.S. Bancorp under a Financing Agreement (the "Agreement"), dated November 27, 1996 as last amended April 3, 1998, for a revolving line of credit limited to the lesser of $7,000,000 or the sum of eligible accounts receivable and eligible inventories as defined. Borrowings under the Agreement are due upon demand and bear interest at 1.50% per annum above the reference rate of interest publicly announced by U.S. Bank National Association (9.25% at December 31, 1998). Borrowings under the Agreement, which expires on November 30, 1999, are collateralized by substantially all of the assets of the Company. Availability under the Agreement as of December 31, 1998 approximated $400,000. The Agreement requires a minimum interest charge of $12,500 per month and the payment of a prepayment penalty ranging from 2 to 3% of the loan facility in the event the Agreement is terminated prior to its expiration.

The weighted average interest rates on the aforementioned borrowings were 10.0%, 11.7% and 10.5% for the years ended December 31, 1998, 1997, and, 1996 respectively.

NOTE 5--SUBORDINATED DEBT

The Company was obligated to noteholders of the Company's 9% Subordinated Convertible Notes aggregating $393,332 at December 31, 1998 and $1,960,000 at December 31, 1997. The notes are due April 27, 1999 with interest payable semiannually in January and July at 9% per annum. The notes are convertible into the Company's common stock at the rate of $8 per share in the event of a default by the Company. When the notes were originally issued on April 28, 1994, a total of 145,188 common stock purchase warrants were issued. The warrants are exercisable at any time through April 27, 1999 and each warrant gives the holder the right to purchase one share of common stock at an exercise price of $8 per share. At December 31, 1998, 140,188 of these warrants were available to be exercised through April 27, 1999.

Effective August 1, 1998, $1,566,668 of the Company's 9% Subordinated Convertible Notes were exchanged for 195,834 shares of Series A Preferred Stock pursuant to an offer to exchange made by the Company. Upon liquidation, dissolution or winding up, the holders of Series A Preferred Stock are entitled to receive liquidation value, $1,566,668 at December 31, 1998, and any declared but unpaid dividends prior and in preference to any distribution to the holders of common stock, any other class of Preferred Stock or any other class of the Company's capital stock, whether now existing or hereafter created. Upon the exchange, the expiration date of warrants to purchase 107,730 shares of common stock was extended to April 27, 2001 from April 27, 1999.

The holders of shares of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors out of the assets of the Company legally available for payment, dividends at the rate per share of ten percent (10%) per annum on the aggregated stated value ($8.00 per share) of the Series A Preferred Stock. No dividends have been declared as of December 31, 1998.

Each holder of Series A Preferred Stock has the right to convert each of such holder's shares of Series A Preferred stock into one share of common stock until July 31, 2001. However, on August 1, 2001, each share of Series A Preferred Stock will automatically convert into one share of common stock.

On April 30, 1996, the Company defaulted on the repayment of 8% Subordinated Promissory notes (the "Notes") aggregating $1,260,000. As a result of such default, effective May 1, 1996, the interest rate on the Notes increased to 16%. In July and August 1996, the holders of the Notes converted such Notes plus accrued interest of $87,165 into a total of 224,527 shares of common stock.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements

NOTE 6--PACKAGING LOSS LIABILITY

Packaging for the Company's products is generally purchased directly by the Company's suppliers based upon the Company's projected sales of a product. Upon discontinuance of a product or in instances where sales do not meet expectations, the Company may incur a liability to its suppliers for unused packaging. At December 31, 1998 and 1997, the Company has accrued $873,889 and $1,701,186, respectively, to provide for future potential liability including certain amounts already agreed to with certain suppliers (see below). Of this amount, management estimates that $673,889 will be paid during 1999.

During 1997, the Company entered into an agreement to settle various disputes with one of its suppliers (whose sole shareholder is a shareholder of the Company and was a director of the Company until December 1997) that required the Company to pay the supplier $1,400,000. The unpaid balance at December 31, 1998 of $780,000 is included in the above mentioned accrual. The agreement stipulates that if the Company defaults on any payment and does not cure the default within 90 days, an additional $200,000 will be added to the unpaid balance and simple interest at an annual rate of 10% will begin to accrue. At December 31, 1998, the Company was in compliance with the agreement. Principal payments are scheduled as follows:

                             1999                 $ 580,000
                             2000                   200,000
                                                  ---------
                                                  $ 780,000
                                                  =========

NOTE 7--INCOME TAXES

The Company uses the asset and liability method for determining deferred income taxes. The provision (benefit) for income taxes consists of the following:


                              1998               1997             1996
                            --------          ----------       ----------
Current:
      Federal               $      0          $         0      $        0
      State                        0                    0               0
                            --------          -----------      ----------
                                   0                    0               0
                            --------          -----------      ----------

Deferred (net):
      Federal             (1,374,000)         (1,223,800)        (525,600)
      State                 (243,000)           (216,000)         (92,700)
                          ----------          -----------      ----------
                          (1,617,000)         (1,439,800)        (618,300)
                            --------          -----------      ----------

Increase in valuation
   allowance               1,617,000           1,439,800          618,300
                         -----------          -----------      ----------
                         $         0          $        0       $        0
                         ===========          ===========      ==========

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


NOTE 7--INCOME TAXES, CONTINUED

A reconciliation of the provision for income taxes on income and the amount computed by applying the federal income tax rate to net loss before income tax expense is as follows:


                                               1998                  1997               1996
                                               ----                  ----               ----
Computed income tax expense
  (benefit) at federal statutory rate      $(1,804,000)         $ (1,155,000)       $  (305,000)
State income taxes                            (238,000)             (156,000)           (35,000)
Nondeductible amortization of
  intangible assets                             55,000                55,000             55,000
Adjustment to net operating loss
  carryforward                                 370,000              (183,800)          (333,300)
Increase in valuation allowance              1,617,000             1,439,800            618,300
                                           -----------          ------------        -----------
                                           $         0          $          0        $         0
                                           ===========          ============        ===========

The Company's net deferred income tax asset consisted of the following:


                                               1998                 1997
                                               ----                 ----

Gross deferred tax assets:
   Net operating loss carryforwards       $ 5,768,000           $4,155,000
   Allowance for doubtful accounts            335,000              342,000
   Amortization of goodwill                    97,000               79,000
   Restructuring liability                    294,000              366,000
   Other                                      200,000              136,000
                                          -----------           ----------
   Total gross deferred tax assets          6,694,000            5,078,000
   Less valuation allowance                (6,664,000)          (5,047,000)
                                          -----------           ----------
   Net deferred tax assets                     30,000               31,000

Gross deferred tax liabilities:
   Depreciation and amortization expense       30,000               31,000
   Net deferred taxes                     $         0           $        0
                                          ===========           ==========


Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

At December 31, 1998, the Company has available for tax reporting purposes approximately $15,180,000 of net operating loss carryforwards expiring in varying amounts through 2018.

NOTE 8--STOCK OPTIONS AND WARRANTS

Pursuant to the 1989 Stock Option Plan (the "1989 Plan") and the 1995 Stock Option Plan (the "1995 Plan"), the Company is authorized to grant stock options for a maximum of 1,125,000 shares, collectively, of the Company's common stock. Incentive stock options and nonqualified stock options may be granted to employees and employee directors and nonqualified stock options may be granted to consultants, nonemployee directors and other nonemployees.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


NOTE 8--STOCK OPTIONS AND WARRANTS, CONTINUED
The exercise price of incentive stock options shall not be less than 100% of the fair market value of the shares at the time of grant (110% in the cases of persons owning 10% or more of the Company's voting stock) and the term of incentive stock options shall not exceed ten years from the date of the grant.
Incentive stock options may be granted to an employee owning more than ten percent of the combined voting powers of all classes of stock only if such options are exercisable within five years from the date of grant. The exercise price of nonqualified options under the 1989 Plan shall not be less than the lesser of either the book value of the shares covered by the options or 50% of the fair market value of those shares. The exercise price of nonqualified options under the 1995 Plan shall not be less than par value.

Pursuant to the 1994 Formula Stock Option Plan (the "1994 Plan") the Company is authorized to grant, to nonemployee directors who are not holders of more than 5% of the outstanding shares of stock of the Company, nonqualified stock options to purchase up to 75,000 shares of the Company's common stock. Options granted pursuant to the plan shall be at the fair market value of the stock and all options shall be for a term of ten years.

Pursuant to the 1994 Plan, each eligible director who becomes a director will receive on the date of the eligible director's election options to purchase a total of 1,500 shares that vest and become exercisable in three equal installments, one-third on the date of grant and one-third on each of the first and second anniversaries of such grant. Each eligible director on January 1 of each year who has served as director for at least one full year and has met other specified requirements will receive options to purchase a total of 1,500 shares that vest and become exercisable in two equal installments, one-half on the date of grant and one-half on the first anniversary of such grant. The exercise price of these options shall be the fair market value of the shares of Common Stock on the date of grant. In addition, on August 15, 1994, eligible directors were granted options for a total of 27,500 shares of common stock representing options for 1994 as well as for past service. Options granted to individuals who were directors on August 15, 1994 vested and became exercisable in two equal installments on the date of the grant and on the first anniversary of the grant. Following is a table indicating the activity during the years 1998, 1997, and 1996 for such plans:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                               Shares                  Price
                                               ------                  -----

Options outstanding at January 1, 1996         534,535                 $5.10
     Granted during year                        85,500                  6.00
     Exercised during year                           0
     Forfeited                                  (5,250)                 5.24
                                              --------
Options outstanding at December 31, 1996       614,785                 $5.22
     Granted during year                       150,000                  9.80
     Exercised during year                           0
     Forfeited                                (278,166)                 6.00
                                              --------
Options outstanding at December 31, 1997       486,619                 $6.18
     Granted during year                         4,500                  6.00
     Exercised during year                           0
     Forfeited                                  (5,334)                 6.00
                                              --------
Options outstanding at December 31, 1998       485,785                 $6.20
                                           ===========             =========

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements

NOTE 8--STOCK OPTIONS AND WARRANTS, CONTINUED

The following table summarizes information about outstanding and exercisable stock options as of December 31, 1998:


                                                         Weighted
                                                          Average              Weighted
       Range of                Remaining                Contractual             Average                                    Average
       Exercise                 Number                     Life                Exercise           Number                  Exercise
        Prices                Outstanding                (Months)                Price          Exercisable                 Price
        ------                -----------                --------                -----          -----------                 -----

 $.40 to $1.60                 57,105                       7                  $  1.38             57,105                  $ 1.38
 $2.80 to $3.20                82,450                      24                  $  2.80             82,450                  $ 2.80
 $6.00                        263,500                      84                  $  6.00            258,749                  $ 6.00
 $8.96                         17,730                      10                  $  8.96             17,730                  $ 8.96
 $12.00                        50,000                     115                   $12.00             20,000                  $12.00
 $24.00                        15,000                     115                   $24.00              6,000                  $24.00

In addition to the stock options issued pursuant to the above plans, the Company has granted options which are not covered by a formal plan for the purchase of shares of its common stock. At December 31, 1998 there were 443,750 of these options outstanding, all of which are exercisable, with a weighted average contractual life of 36 months, respectively, and a weighted average exercise price of $3.18.

As permitted under generally accepted accounting principles, grants under the plans are accounted for following provisions of APB Opinion 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation been determined based on the fair value method prescribed in FAS No. 123, the reported net loss for 1998 and 1997 would have been approximately $10,000 ($0.00 per share) and $133,000 ($0.04 per share), respectively, greater than that which is presented in the statement of operations. In determining the compensation based on the fair value method prescribed by FAS No. 123, the following assumptions were used:

          Risk-free interest rate                      5.71%
          Expected option life                         84 months
          Expected volatility                          Not Applicable
          Expected dividends                           None

Additionally, during 1998 the Company issued warrants to purchase 50,000 shares of the Company's common stock, at $11.00 per share. Such warrants, which expire in April 2008, were issued in conjunction with the execution of a manufacturing agreement with one of the Company's suppliers. The supplier's principal stockholder is also a principal stockholder of American Pacific Financial Corporation, and a principal member of Salerno Foods, L.L.C. (Note 12). Management believes that the warrants had little to no value at the date of issuance.

The underwriting agreement entered into in connection with the Company's initial public offering granted the underwriter a warrant, expiring in November 2002, to purchase 100,000 shares of common stock at 165% of the offering price ($19.80 per share).

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements

NOTE 9--EMPLOYEE BENEFIT PLAN

The Company maintains 401(k) savings plans for the benefit of all eligible employees, as defined. Participants may elect to contribute a percentage of their salary to the plan. The Company may make matching and discretionary contributions at its discretion, subject to limitations imposed by the plans. Company contributions amounted to $28,450 in 1998. No Company contributions were made in 1997 or 1996.

The Company's two collective bargaining agreements require the Company to participate in two multi-employer, union-administered, defined contribution health and welfare and pension plans covering all union employees. Contributions to these plans by the Company were approximately $141,082 for the year ended December 31, 1998.

NOTE 10--COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space, vehicles and office equipment under various operating leases expiring through 2003. Minimum future rental payments under noncancellable operating leases as of December 31, 1998, are as follows:

                        Year Ending
                        December 31,
                        ------------

                             1999                      $   799,000
                             2000                          692,000
                             2001                          648,000
                             2002                          622,000
                             2003                          258,000
                                                       -----------
                                                       $ 3,019,000
                                                       ============

Total rent expense for the years ended December 31, 1998, 1997, and 1996 was $676,989, $91,656 and $93,307, respectively.

The Company is obligated under the terms of a consulting agreement which expires August 31, 1999 to pay the consultant an annual fee of $72,000 in monthly installments of $6,000. The payments are charged to expense each month when paid.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or, if not so covered, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the Company's financial position, results of operations or liquidity.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements

NOTE 11--RESTRUCTURING

Effective August 13, 1997, two Company executives/stockholders resigned and entered into agreements to provide consulting services to the Company. The agreements required the former executives to be available to provide consulting services to the Company through August 1998 and include a clause restricting the former executives from competing with the Company. The agreements cumulatively provide for (a) consulting fees aggregating $200,000 per year for five years,
(b) automobile and office allowances aggregating $83,600 per year for three years, (c) life and health insurance coverage for five years and (d) forgiveness of debts aggregating $88,030. In addition, the Company exchanged its Cool Fruits Fruit Juice Freezers product line and assigned the Company's license agreement for Chiquita Tropical Freezers product line to one of the individuals for the cancellation of options to purchase 250,000 shares of the Company's common stock.

The cost of the benefits being paid to the former executives was charged to expense in 1997 and accrued using a present value method over the expected term of the agreements. For the year ended December 31, 1997, the Company recognized $1,548,035 as a restructuring charge. For the year ended December 31, 1998, the Company recognized $150,382 as a restructuring benefit relating to the reversal of excess accruals in 1997. The Company recognized $102,118 and $44,908 as related interest expense for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, and 1997, the balance sheet reflected a liability of $773,709 and $1,148,907, respectively, of which $229,031 and $268,334, respectively, was included in the current portion of long-term liabilities.

Simultaneously  with the initial closing of the private  placement in 1997 (Note
1), the former executives agreed to sell an aggregate of 192,000 shares of common stock and options to purchase 500,000 shares of common stock owned by them to a group of outside investors and deposit into a voting trust controlled by a director of the Company all remaining shares of common stock owned by them for a period of two years.

NOTE 12--ACQUISITION OF ASSETS OF SALERNO FOODS, L.L.C.

On April 3, 1998, the Company acquired substantially all of the assets of Salerno Foods, L.L.C. ("Salerno"). The purchase price consisted of (a) $3,500,000 in cash, (b) a $1,500,000 promissory note bearing interest at 12% per annum ("Salerno Promissory Note") and (c) the assumption of substantially all of the liabilities of Salerno. Subsequent to closing, the purchase price was reduced by $220,000 for working capital adjustments. The Company assigned its obligations under the Salerno Promissory Note to American Pacific Financial Corporation ("APFC") and its principal stockholder, who was also a principal member of Salerno. In connection therewith, the Company entered into a loan agreement with APFC pursuant to which the Company borrowed $4,600,000 from APFC (the "APFC Loan") consisting of $3,000,000 in cash used by the Company to fund a portion of the cash purchase price for Salerno, $1,500,000 in the form of APFC assuming primary liability under the Salerno Promissory Note and $100,000 as a fee for the APFC Loan. The APFC Loan bears interest at 12% per annum through August 3, 1998 and 15% per annum thereafter. In addition, the Company issued APFC a 12% promissory note in the amount of $100,000 as a fee for assuming the Salerno Promissory Note and agreed to pay an additional $150,000 fee for extending the maturity date of the loan. The Company repaid the Salerno Promissory Note and the APFC Loan with a portion of the net proceeds of the initial public offering.

In anticipation of the above-mentioned acquisition, the Company borrowed $500,000. Such indebtedness bears interest at the rate of 12% per annum and was repaid with a portion of the net proceeds of the initial public offering.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


NOTE 12--ACQUISITION OF ASSETS OF SALERNO FOODS, L.L.C., CONTINUED

The Salerno acquisition has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of the Company based on their respective fair values.

The following provides an allocation of the purchase price:

          Purchase price, net of a purchase price adjustment
             of $220,000                                         $  4,780,000
          Transaction costs                                           362,507
          Liabilities assumed                                       8,304,627
                                                                 ------------
          Total consideration                                      13,447,134

          Less fair value of assets acquired
             (including $12,564 of cash)                            5,679,367
                                                                 ------------
          Goodwill
                                                                 $  7,767,767
                                                                 ============

Results of operations for Salerno from April 3, 1998 to December 31, 1998 have been included in the accompanying statement of operations for the year ended December 31, 1998. The following unaudited pro forma information has been prepared assuming the acquisition had taken place at January 1, 1997. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation of the property and equipment acquired, amortization of the goodwill arising from the acquisition and the result of conforming Salerno's accounting policy for slotting fees to the Company's policy. The unaudited pro forma results of operations are not necessarily indicative of the results had the Salerno acquisition been effected on the assumed date.


                                                  For the Years Ending
                                            December 31,         December 31,
                                               1998                 1997
                                            -----------          ------------

Net sales                                   $61,534,856        $69,812,414
                                            ===========        ===========

Loss from operations                        $(4,452,138)       $(3,504,723)
                                            ===========        ============

Net loss                                    $(6,437,897)       $(4,975,444)
                                            ===========        ============

Net loss per share:
       Basic and Diluted                    $(     1.90)       $(     1.70)
                                            ===========        ============

       Weighted Average Shares Outstanding    3,389,993          2,933,623
                                            ===========        ============

                            ADDITIONAL FINANCIAL DATA

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES






To the Board of Directors of
Delicious Brands, Inc.

In connection with our audit of the financial statements of DELICIOUS BRANDS, INC. referred to in our report dated March 29, 1999 which is included in this Form 10-K, we have also audited Schedule II as of and for the years ended December 31, 1998, 1997 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




/s/ Altschuler, Melvoin and Glasser LLP




Chicago, Illinois
March 29, 1999

                                   SCHEDULE II




                             DELICIOUS BRANDS, INC.

                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996



                                                              Column B         Column C
                                                              Balance at        Charged                          Column E
                                                              Beginning         to Costs        Column D         Balance at
                                                              of Period       and Expense       Writeoffs       End of Period
                                                              ---------       -----------       ---------       -------------

1998:
        Allowance for doubtful accounts                      $  575,000       $  444,330       $  218,350       $  800,980
        Reserve for inventory obsolesence                    $  209,275       $        0       $   56,115       $  153,160
        Valuation allowance for deferred tax assets          $5,047,000       $1,617,000       $        0       $6,664,000

1997:
        Allowance for doubtful accounts                      $  572,872       $   40,487       $   38,359       $  575,000
        Reserve for inventory obsolesence                    $   56,521       $  152,754       $        0          209,275
        Valuation allowance for deferred tax assets          $3,607,200       $1,439,800       $        0       $5,047,000

1996:
        Allowance for doubtful accounts                      $  100,000       $  583,337       $  110,465       $  572,872
        Reserve for inventory obsolesence                    $   65,000       $        0       $    8,479       $   56,521
        Valuation allowance for deferred tax assets          $2,988,900       $  618,300       $        0       $3,607,200