Form 10-K/A
period 1998-12-31
DELICIOUS BRANDS INC
filed 1999-04-30
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(MARK ONE)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

/   /    REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the transition period from _______________ to _______________

                        Commission file number 000-24941

                             DELICIOUS BRANDS, INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


          DELAWARE                                   06-1255882
-------------------------------         ---------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)


2070 MAPLE STREET, DES PLAINES, ILLINOIS              60018
----------------------------------------            ------------
(Address of principal executive offices)            (Zip code)


Registrant's telephone number including area code:     (847) 699-3200
                                                       --------------

                         ------------------------------

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

                                    YES      /X/     NO   /   /

As of April 29, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $38,861,681. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

As  of  April  29,  1999,  there  were  4,441,335  shares   outstanding  of  the
Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed in order to amend the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1999 to include the information required to be disclosed in Part III thereof.

         Part III of this Annual Report is hereby amended in its entirety to add the following information:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the members of the Company's Board of Directors and the Company's executive officers.


NAME                                      AGE           POSITION
------------------------------------------------------------------------------------------------------------
Donald C. Schmitt.......................   67           Chairman of the Board of Directors

Michael J. Kirby........................   49           Chief Executive Officer, President and Director

Jeffry W. Weiner........................   48           Executive Vice President, Chief Financial Officer,
                                                        Treasurer and Secretary

Edward R. Sousa.........................   41           Director

John H. Wyant...........................   52           Director

Michael P. Schall.......................   45           Director

Russell D. Glass........................   36           Director

George W. Hebard, III...................   26           Director

         DONALD C. SCHMITT has been a director of the Company since 1989 and Chairman of the Board since August 1997. Since 1977, Mr. Schmitt has been the chairman of the board, president, chief executive officer and a principal stockholder of The Shur-Good Biscuit Co., Inc. ("Shur-Good"), distributor of cookies, crackers and salty snack foods. Shur-Good is a distributor of the Company. See "Certain Relationships and Related Transactions." Mr. Schmitt is also vice chairman of the board of Miller Buckeye Biscuit Co., a director of Core Resources Inc., both of which are privately-owned, and the former president of the Biscuit and Crackers Distributor Association. He won the Xavier University Executive Achievement Award in 1993. Mr. Schmitt was also awarded a Papal appointment to the Equestrian Order of Holy Sepulchre by the Catholic Church in 1995. Mr. Schmitt holds a B.A. in accounting from Xavier University.

         MICHAEL J. KIRBY has been the Company's Chief Executive Officer and President and a director since August 1997. From February 1997 to August 1997, Mr. Kirby was a private consultant. From February 1994 until January 1997, Mr. Kirby was president of Concorde Brands, a division of Nestle USA. From November 1992 until February 1994, Mr. Kirby was president and chief executive officer of National Oats, Inc. From 1989 until November 1992, Mr. Kirby was president and chief operating officer of Willow Foods. From 1984 until 1989, Mr. Kirby was president and chief executive officer of Royal American Foods, Inc. until its sale to Pepperidge Farm, Inc. during Mr. Kirby's tenure. Mr. Kirby has also held senior marketing positions at the Kellogg Company, Win Schuler Foods, Inc. and H.P. Hood. Mr. Kirby holds a B.S. in business from The State University of New York-Albany (formerly Regent's College of New York-Albany).

         JEFFRY W. WEINER has been the Company's Executive Vice President since January 1999, the Treasurer and Secretary since October 1997 and the Chief Financial Officer since March 1996. From March 1996 to December 1998, Mr. Weiner was the Company's Vice President. Mr. Weiner was a consultant in the consumer electronics industry from 1994 until March 1996. From 1977 to 1994, Mr. Weiner was employed in several positions, most recently as senior vice president of finance and administration, by Cobra Electronics Corporation, a publicly held marketer of radar detectors, cordless telephones and answering machines to retail stores. Mr. Weiner holds a B.S. in accounting from the University of Illinois, and is a Certified Public Accountant.

         EDWARD R. SOUSA has been a director of the Company since February 1998. Mr. Sousa has been a practicing attorney in New York for more than five years. Mr. Sousa holds a B.A. from Brandeis University and a J.D. from the University of Pennsylvania.

         JOHN H. WYANT has been a director of the Company since December 1997. Mr. Wyant was a co-founder and has been the managing partner of Blue Chip Venture Company, a venture capital firm with approximately $180 million under management that concentrates on financing companies primarily based in the mid-western United States, since its inception in 1990. Mr. Wyant also serves as a director of various private companies and three publicly-traded companies,
Regent Communications, Inc., USInternetworking, Inc. and Zaring National Corporation, of which he is vice chairman of the board of directors. Mr. Wyant was a director of the Company from 1990 to 1996. Mr. Wyant holds a B.A. in political science from Denison University and a J.D. from Salmon P. Chase College of Law.

         MICHAEL P. SCHALL has been a director of the Company since February 1999. Since July 1995, Mr. Schall has been the president of Guiltless Gourmet, Inc. ("Guiltless"), a manufacturer and marketer of all-natural snack foods. From July 1994 to July 1995, Mr. Schall was the senior vice president of Guiltless. From 1987 to 1994, Mr. Schall was president of Strategic Marketing Methods, a marketing consulting firm to the retail and packaged goods industry. From 1985 to 1987, Mr. Schall was vice president of marketing and sales for the grocery products division of Prepared Products Company. From 1980 to 1985, Mr. Schall served in various capacities in brand management for Lawry's Foods, Inc. Mr. Schall holds a B.S. in marketing from California State University-Los Angeles and an M.B.A. from the University of Southern California Graduate School of Business.

         RUSSELL D. GLASS has been a director of the Company since April 1999 and was so elected pursuant to the terms of the Securities Purchase Agreement by and between the Company and Little Meadow Corp., a company whose sole stockholder is Carl C. Icahn (the "Little Meadow Agreement"). Since April 1998, Mr. Glass has been president and chief investment officer of Icahn Associates Corp., a diversified investment firm. Since August 1998, Mr. Glass has also served as vice chairman and director of Lowestfare.com, Inc., an internet travel reservations company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986, Mr. Glass served as an investment banker with Kidder, Peabody & Co. Mr. Glass serves as a director of Automated Travel Systems, Inc., a software development firm; Cadus Pharmaceutical Corp., a biotechnology company; National Energy Group, Inc., an oil & gas exploration and production company; and the A.G.
Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass holds a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

         GEORGE W. HEBARD, III has been a director of the Company since April 1999 and was so elected pursuant to the terms of the Little Meadow Agreement. Since August 1998, Mr. Hebard has been an associate at Icahn Associates Corp., a diversified investment firm. From 1995 to June 1998, Mr. Hebard was an analyst at J.P. Morgan & Co., Inc., a global financial services company. Mr. Hebard holds a B.A. in economics from Princeton University.


MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         For the fiscal year ended December 31, 1998, there were six meetings of the Board of Directors. From time to time, the members of the Board of Directors act by unanimous written consent pursuant to the laws of the State of Delaware. The Board of Directors does not have a standing nominating committee.

         The Board of Directors has created an Audit Committee, a Compensation Committee and a Stock Option Committee. The function of the Audit Committee is to recommend annually to the Board of Directors the appointment of the independent accountants of the Company; review with the independent accountants the scope of the annual audit and review their final report relating thereto; review with the independent accountants the accounting practices and policies of the Company; review with the internal and independent accountants the overall accounting and financial controls of the Company; be available to independent accountants during the year for consultation; and review related party transactions by the Company on an ongoing basis and review potential conflicts of interest situations where appropriate. The Compensation Committee recommends to the Board of Directors compensation for the Company's key employees. The Stock Option Committee administers the Company's stock option plans. The members of the Audit Committee are Messrs. Schmitt, Schall, Sousa and Wyant. The members of the Compensation Committee are Messrs. Schmitt, Schall and Wyant. The members of the Stock Option Committee are Messrs. Wyant and Schall.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of the Company's Chief Executive Officer and each other most highly compensated executive officers of the Company whose aggregate compensation exceeded $100,000 during the year ended December 31, 1998 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                                            Compensation
                                       Annual Compensation                     Awards
                           -------------------------------------------      ------------
                                                        Other Annual        Securities
         Name and                                       Compensation        Underlying            All Other
    Principal Position       Year   Salary($)   Bonus($)   ($)(1)           Options(#)          Compensation
    ------------------       ----   ---------   --------   ------           ----------          ------------


Michael J. Kirby
    Chief Executive Officer  1998   189,583(2)     -          -                  -             85,626(3)
                             1997    50,350(2)     -          -                90,000           8,000(4)


Jeffry W. Weiner
    Chief Financial Officer  1998     133,920    35,000       -                  -              9,125(5)
                             1997     113,750    30,000       -                  -              7,500(6)
                             1996    79,167(7)     -          -                75,000               -


----------
(1) Although the officers receive certain perquisites, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer's salary and bonus.

(2) Mr. Kirby began employment with the Company in August 1997 at a base salary of $130,000 per annum. Mr. Kirby's base salary increased to $200,000 per annum on April 3, 1998. Additionally, Mr. Kirby receives an auto allowance of $600 per month.

(3) Consists of taxable relocation costs of $78,426 and automobile expenses of $7,200.

(4) Consists of a relocation allowance of $5,000 and automobile expenses of $3,000.

(5) Consists of automobile expenses of $5,500 and payout of 1997 accrued vacation time of $3,625.

(6)      Consists of a payout of 1996 accrued vacation time.

(7)      Mr. Weiner began employment with the Company in March 1996.


OPTION GRANTS

No stock options were granted to the Named Executive Officers during the year ended December 31, 1998.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES TABLE

         No stock options were exercised by the Named Executive Officers during the year ended December 31, 1998. The following table sets forth certain information regarding unexercised options held by each of the Named Executive Officers at December 31, 1998.


                          Number of Securities               Value of Unexercised
                         Underlying Unexercised                  In-The-Money
                             Options Held at                      Options at
                          December 31, 1998(#)              December 31, 1998($)(1)
                      -----------------------------      -----------------------------

         NAME          Exercisable  Unexercisable         Exercisable  Unexercisable
         ----          -----------  -------------         -----------  -------------

Michael J. Kirby         51,000         49,000             155,625         3,750

Jeffry W. Weiner         75,000           -                459,375          -

(1) Represents the total gain that would be realized if all in-the-money options held at December 31, 1998 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the closing sale price of Common Stock of $12.75 per share as reported on the Nasdaq SmallCap Market for December 31, 1998. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement, as amended, with Michael J. Kirby pursuant to which Mr. Kirby has agreed to serve as Chief Executive Officer and President of the Company, commencing as of August 11, 1997 and expiring on December 31, 2001. The agreement provides for annual base compensation of $200,000. Mr. Kirby has been granted options to purchase an aggregate of 90,000 shares of Common Stock. The Board and Mr. Kirby will mutually agree upon a reasonable performance bonus for Mr. Kirby, if a bonus is awarded. Mr. Kirby receives a car allowance of $600 per month. Through the term of Mr. Kirby's employment, the Company will also pay the premiums for a term life insurance policy, for up to a $1,000,000 death benefit, the beneficiary of which will be Mr. Kirby's estate or the beneficiary chosen by Mr. Kirby. As of December 31, 1998, no such insurance policy had been applied for by Mr. Kirby. The employment agreement provides that Mr. Kirby will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of one year thereafter. The agreement also provides that if Mr. Kirby is terminated without cause (including as a result of liquidation, dissolution or a change of control), Mr. Kirby will be entitled to receive severance equal to Mr. Kirby's then-effective base salary for twelve months, and, in the event of a liquidation, dissolution or a change of control, his stock options will immediately vest.

         The Company entered into an amended and restated employment agreement with Jeffry W. Weiner on December 15, 1997 pursuant to which Mr. Weiner agreed to continue to serve as Vice President and Chief Financial Officer of the Company until December 31, 1999. The agreement may be terminated for any reason with or without cause. The agreement currently provides for an annual base salary of $160,000, which may be increased by the Board after the end of each fiscal year. Mr. Weiner is eligible for an annual incentive cash bonus in an amount to be determined by the Board of Directors. Mr. Weiner was granted options to purchase 75,000 shares of Common Stock at an exercise price of $6.00 per share, all of which are vested. The Company's agreement with Mr. Weiner provides that if Mr. Weiner is terminated other than for cause or change of control of the Company, Mr. Weiner will be entitled to receive severance equal to 12 months' base salary (which cannot exceed $135,000). If Mr. Weiner is terminated upon a merger, consolidation or reorganization by way of a cash buyout of at least 80% of the Company's stockholders where the Company is not the surviving corporation or upon the sale of all of the Company's assets, Mr. Weiner will be entitled to receive a one-time severance payment of $130,000.

COMPENSATION OF DIRECTORS

         Each eligible non-employee director receives an annual grant of options to purchase 1,500 shares of Common Stock pursuant to the 1994 Formula Stock Option Plan (the "Formula Plan") at an exercise price equal to fair market value on the date of grant and $1,500 per Board meeting attended. The Formula Plan was adopted to provide an incentive for non-employee directors. Non-employee directors who hold more than 5% of the outstanding shares of stock of the Company or who are in control of such a holder are ineligible to receive stock option grants under the Formula Plan. Non-employee directors may also irrevocably elect to be ineligible to receive stock option grants under the Formula Plan. Options to purchase up to 75,000 shares of Common Stock may be granted under the Formula Plan.

         Options are granted under the Formula Plan, without approval or discretion on the part of the Board, to non-employee directors as follows: each non-employee director, on the date such non-employee director is elected receives options to purchase 1,500 shares of Common Stock, which vest and become exercisable in three equal installments, one-third on the date of grant and one-third on each of the first and second anniversaries of such grant. Each non-employee director who has been a director of the Company for at least one year and has met certain other requirements receives on each January 1 options to purchase an additional 1,500 shares of Common Stock, which will vest and become exercisable in two equal installments, one-half on the date of grant and one-half on the first anniversary of such grant. Currently, options to purchase 56,000 shares of Common Stock are outstanding under the Formula Plan at an exercise price between $6.00 and $12.38 per share.

         All  directors  are  reimbursed  for  their  reasonable   out-of-pocket
expenses incurred in connection with their duties to the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General. The Compensation Committee determines the cash and other incentive compensation, if any, to be paid to the Company's executive officers. The Stock Option Committee is responsible for the administration and award of the Company's stock option plans.

Compensation Philosophy. The Compensation Committee's executive compensation philosophy is to base management's pay, in part, on achievement of the Company's annual and long-term performance goals, to provide competitive levels of compensation, to recognize individual initiative, achievement and length of service to the Company and to assist the Company in attracting and retaining qualified management. The Compensation Committee also believes that the potential for equity ownership by management is beneficial in aligning managements' and stockholders' interests in the enhancement of stockholder value.

Salaries. Base salaries for the Company's executive officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual, food industry and management experience and by reference to the competitive marketplace for management talent. Annual salary adjustments are determined by: i) evaluating the financial results achieved by the Company; ii) the performance of the executive particularly with respect to the ability to manage growth and profitability of the Company; iii) the length of the executive's service to the Company; and iv) any increased responsibilities assumed by the executive. The Company has employment agreements with Messrs. Kirby and Weiner which set base salaries for such individuals. These base salaries are based on and are reviewed annually in accordance with factors described in this paragraph and the terms of the employment agreements. See "Summary Compensation Table - Employment Agreements."

Annual Bonuses. The Company does not currently have a formal bonus plan for its executives, but from time to time considers the payment of discretionary bonuses to its executive officers. Bonuses would be determined based upon the level of achievement by the Company and upon the level of personal achievement by its executive officers. Mr. Weiner received a $35,000 bonus in 1998.

Compensation of Chief Executive Officer. Mr. Kirby's base salary in 1998 was $200,000 and was determined by contract.

Compensation Committee: Donald J. Schmitt
                        Michael P. Schall
                        John H. Wyant

COMPENSATION COMMITTEE INTERLOCKS

         For the year ended December 31, 1998, the Compensation Committee consisted of Messrs. Schmitt, Wyant and Jay G. Shoemaker. Mr. Shoemaker resigned as a director of the Company in December 1998 and has been replaced by Mr. Schall as a director and as a member of the Compensation Committee. Except as set forth in "Certain Relationships and Related Transactions," none of such Directors was a party to any transaction with the Company which requires disclosure under Item 402(j) of Regulation S-K.

COMMON STOCK PERFORMANCE

         The following graph compares the total return on the Company's Common Stock from the commencement of trading of the Company's Common Stock on November 12, 1998 to the total returns of the Standard & Poor's Small Cap 600 Index and the Standard & Poor's Foods Industry Small Cap 600 Index (the "Peer Group").

                           COMPARISON OF TOTAL RETURN

                                [GRAPHIC OMITTED]

       Company/Index Name                November 12, 1998                 December 31, 1998
---------------------------------        -----------------                 -----------------

Delicious Brands, Inc.                        $100.00                            103.13
S&P Foods (600) Index                         $100.00                            104.60
S&P SmallCap 600 Index                        $100.00                            107.68

         Assumes $100 invested on November 12, 1998 in the Company's Common Stock, the Standard & Poor's SmallCap 600 Index and the Peer Group. The calculations in the table were made on a dividends reinvested basis.

         There can be no assurance that the Company's Common Stock performance will continue with the same or similar trends depicted in the above graph.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock of the Company as of April 29, 1999 for (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each of the Named Executive Officers of the Company, (iii) each of the Company's directors and (iv) all directors and officers as a group.


                                                                                       Shares           Percent of
                             Name and Address(1)                               Beneficially Owned(2)     Class(2)
                             -------------------                               ---------------------     --------

Michael J. Kirby(3)...........................................................          51,000             1.1

Jeffry W. Weiner(4)...........................................................          75,000             1.7

Donald C. Schmitt(5)..........................................................         105,250             2.3

John H. Wyant(6)..............................................................          26,750              *

Edward Sousa(7)...............................................................       1,011,000            22.8

Michael P. Schall(8)..........................................................             500              *

Russell D. Glass(9)...........................................................             500              *

George W. Hebard, III(9)......................................................             500              *

Richard S. Worth(7)(10)(11)...................................................         763,250            16.2
1497 Rail Head Blvd., Unit 2
Naples, Florida 74110-8444

Randye Worth(7)(10)(12).......................................................         556,750            12.4
3757 Ascot Bend Court
Bonita Springs, Florida 34134

All directors and officers as a group ........................................       1,270,000            26.3
(8 persons) (3)(4)(5)(6)(7)(8)(9)

---------------
  *  Less than one percent (1%) of outstanding Common Stock.

(1) Except as otherwise indicated, the address for each of the named individuals is c/o Delicious Brands, Inc., 2070 Maple Street, Des Plaines, Illinois 60018.

(2) Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Pursuant to the rules and regulations of the Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of warrants or options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Consists of (i) 25,000 shares of Common Stock issuable upon exercise of options exercisable through August 11, 2008, at a price of $6.00 per share, (ii) 20,000 shares of Common Stock issuable upon exercise of options exercisable through August 11, 2008, at a price of $12.00 per share and (iii) 6,000 shares of Common Stock issuable upon exercise of options exercisable through August 11, 1998, at a price of $24.00 per share.

(4) Consists of (i) 50,000 shares of Common Stock issuable upon exercise of options exercisable through March 18, 2001, at a price of $6.00 per share and
(ii) 25,000 shares of Common Stock issuable upon exercise of options exercisable through March 14, 2003, at a price of $6.00 per share.

(5) Includes (i) 25,000 shares of Common Stock issuable upon exercise of options exercisable through November 8, 2004, at a price of $6.00 per share; (ii) 37,500 shares of Common Stock issuable upon exercise of options exercisable through August 4, 2004 with respect to 6,500 shares, through December 31, 2004 with respect to 1,500 shares, through December 31, 2005 with respect to 1,500 shares, through December 31, 2006 with respect to 1,500 shares, through December 17, 2007 with respect to 25,000 shares and through December 31, 2007 with respect to 1,500 shares, all at a price of $6.00 per share; (iii) 750 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2009, at a price $12.375; (iv) 13,000 shares of Common Stock issuable upon exercise of warrants exercisable through April 27, 2001, at a price of $4.00 per share, of which warrants to purchase 4,000 shares of Common Stock are held by an individual retirement account ("IRA") for the benefit of Mr. Schmitt, warrants to purchase 5,000 shares of Common Stock are held by Mr. Schmitt together with his wife and 4,000 shares are held by an IRA for the benefit of Mr. Schmitt's wife, of which shares Mr. Schmitt disclaims beneficial ownership; and (v) 16,250 shares of Common Stock issuable upon conversion of 16,250 shares of Series A Preferred Stock, which automatically convert on August 1, 2001 if not earlier converted, of which 5,000 shares of Series A Preferred Stock are held by an IRA for the benefit of Mr. Schmitt, 6,250 shares of Series A Preferred Stock are held by Mr. Schmitt together with his wife and 5,000 shares of Series A Preferred Stock are held by an IRA for the benefit of Mr. Schmitt's wife, of which shares Mr. Schmitt disclaims beneficial ownership. Excludes (i) 40,750 shares of Common Stock held by Donald Schmitt's adult children, of which shares Mr. Schmitt disclaims beneficial ownership; (ii) 19,600 shares of Common Stock issuable upon exercise of warrants exercisable through April 27, 2001, at a price of $4.00 per share, held by Mr. Schmitt's adult children and his mother, of which shares Mr. Schmitt disclaims beneficial ownership; and (iii) 28,750 shares of Common Stock issuable upon conversion of 28,750 shares of Series A Preferred Stock, which automatically convert on August 1, 2001 if not earlier converted, held by Mr. Schmitt's adult children and his mother, of which shares Mr. Schmitt disclaims beneficial ownership.

(6) Consists of (i) 6,250 shares of Common Stock issuable upon exercise of options exercisable through December 9, 2000, at a price of $2.80 per share;
(ii) 10,000 shares of Common Stock issuable upon exercise of options exercisable through December 21, 1999, at a price of $0.40 per share; and (iii) 9,750 shares of Common Stock issuable upon exercise of options exercisable through August 14, 2004 with respect to 6,500 shares, through December 31, 2004 with respect to 1,500 shares, through December 31, 2005 with respect to 750 shares and through December 21, 2007 with respect to 1,000 shares, all at a price of $6.00 per share; and (iv) 750 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2009, at a price of $12.375 per share..

(7) Simultaneously with the consummation of the first closing of a private placement on December 22, 1997, (i) Richard and Randye Worth sold an aggregate of 157,500 shares of Common Stock to private investors (together with an aggregate of 34,500 shares of Common Stock sold by the Worths on March 31, 1998 to private investors, the "Worth Shares") and options to purchase an additional 500,000 shares of Common Stock owned by them at a purchase price of $6.00 per share (the "Worth Options") at a price of $6.00 per Worth Share and $.0002 per Worth Option, respectively, and (ii) all of the remaining shares of Common Stock held by Richard and Randye Worth, including the shares underlying the Worth Options (the "Trust Shares") were deposited into the Voting Trust, and will be held in the Voting Trust for a period of two years (but the terms of the Voting Trust shall be extended to four years when the Worths have received at least $4,000,000 of gross proceeds from the sale of their shares of Common Stock (including the sale of the Worth Shares and Worth Options)). Pursuant to a Voting Agreement with the Company (the "Voting Agreement"), the Voting Trustee, Edward R. Sousa, has agreed, at any meeting of the stockholders of the Company, however called, or in any written consent of the stockholders of the Company, to vote the Trust Shares, and any other shares of Common Stock that may be deposited in such trust, in accordance with the specific direction of the Board of Directors of the Company or the recommendation of the Board of Directors to the stockholders of the Company generally; provided, however, that the Voting Trustee shall be entitled to vote for the removal of a director of the Company for Cause (as defined in the Voting Agreement) as permitted by the Delaware General Corporation Law despite a contrary direction or recommendation of the Board of Directors.

(8) Consists of 500 shares of Common Stock issuable upon exercise of options exercisable through February 10, 2009, at a price of $11.375 per share.

(9) Consists of 500 shares of Common Stock issuable upon exercise of options exercisable through April 11, 2009, at a price of $10.75 per share.

(10) Richard S. Worth and Randye Worth are former husband and wife. Each of them disclaims any beneficial ownership of the other's Common Stock.

(11) Includes (i) 25,000 shares of Common Stock issuable upon exercise of options exercisable through September 25, 1999, at a price of $1.60 per share;
(ii) 55,000 shares of Common Stock issuable upon exercise of options exercisable through October 31, 2000 with respect to 50,000 shares, and December 29, 2002 with respect to 5,000 shares, all at a price of $2.80 per share; (iii) 10,000 shares of Common Stock issuable upon exercise of options exercisable through December 2, 2002, at a price of $2.50 per share; (iv) 117,500 shares of Common Stock issuable upon exercise of options exercisable through January 2, 2004, at a price of $3.20 per share; and (v) 50,000 shares of Common Stock issuable upon the exercise of options exercisable through July 5, 2005, at a price of $6.00 per share.

(12) Includes (i) 18,750 shares of Common Stock issuable upon exercise of options exercisable through October 31, 2000, at a price of $2.80 per share;
(ii) 2,500 shares of Common Stock issuable upon exercise of options exercisable through December 29, 2002, at a price of $2.80 per share; and (iii) 30,000 shares of Common Stock issuable upon exercise of options exercisable through January 2, 2004, at a price of $3.20 per share.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5's were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 13, 1997, the Company entered into separate consulting agreements with each of Richard and Randye Worth, pursuant to which the Worths were obligated to provide consulting services to the Company for one year (the"Consulting Period") and will receive compensation from the Company for five years. Each agreement provides that the Company may require the Worths' services for up to 10 hours per week during the Consulting Period. The Company will pay Mr. Worth and Ms. Worth $111,345 and $106,261 per year, respectively, for five years, with $11,345 and $6,261, respectively, credited each year toward repayment of monies owed to the Company of $56,725 and $31,305, respectively. Each agreement also provides for insurance coverage commensurate with coverage received by the Company's executive officers, an automobile allowance, and reimbursement of all business expenses incurred while providing services to the Company. Mr. Worth will also receive a non-accountable office expense allowance of $70,000 for the three years, and Ms. Worth received a non-accountable telephone allowance of $5,000 for one year. Each agreement also contains confidentiality and non-competition provisions and early termination provisions. Simultaneously with the first closing of a private placement on December 22, 1997, the Company exchanged with Richard Worth its assets related to its freezer pop lines for the cancellation of options to purchase 250,000 shares of Common Stock held by Richard Worth.

         The Company's products are distributed by Shur-Good on an exclusive basis in parts of Ohio, Kentucky and Indiana. Donald C. Schmitt, Chairman of the Board of Directors of the Company, is the president and principal stockholder of Shur-Good. During the year ended December 31, 1998, the Company sold approximately $2.8 million of products to Shur-Good.

         During the year ended December 31, 1998, the Company sold approximately $445,000 of products to an affiliate of Consolidated Biscuit Co. ("Consolidated"). The Company also made purchases totaling approximately $352,000 from Consolidated. James Appold, a director of the Company until December 1997, is the president and sole stockholder of Consolidated. The Company is obligated to Consolidated in the amount of approximately $1,400,000 for discontinued packaging materials. Of such amount, $620,000 was paid during 1998. The remaining balance will be paid in various monthly increments through March 2000. Total payments to be made during 1999 and 2000 will be $580,000 and $200,000, respectively. The agreement stipulates that if the Company defaults on any payment and does not cure the default within 90 days, an additional $200,000 will be added to the unpaid balance and simple interest at an annual rate of 10% will begin to accrue.

         Edward R. Sousa, a director of the Company, as the Voting Trustee of the Voting Trust containing all of the shares of Common Stock owned by Richard and Randye Worth, former principal stockholders and officers of the Company, currently controls an aggregate of 1,011,000 Trust Shares, or 23.0% of the outstanding Common Stock. Pursuant to the Voting Agreement with the Company, the Voting Trustee has agreed, at any meeting of the stockholders of the Company, however called, or in any written consent of the stockholders of the Company, to vote the Trust Shares, and any other shares of Common Stock that may be deposited in such trust, in accordance with (i) the specific direction of the Board of Directors of the Company or (ii) the recommendation of the Board of Directors to the stockholders of the Company generally; provided, however, that the Voting Trustee shall be entitled to vote for the removal of a director of the Company for Cause (as defined in the Voting Agreement) as permitted by the Delaware General Corporation Law despite a contrary direction or recommendation of the Board of Directors.

         As of August 1, 1998, Donald C. Schmitt and, collectively, his mother and adult children exchanged $130,000 and $230,000, respectively, principal amount of 9% Subordinated Convertible Notes for 16,250 and 28,750 shares, respectively, of Series A Preferred Stock, $.01 par value per share, of the Company.

         During the year ended December 31, 1998, the Company purchased for distribution and resale $171,441 of products from Guiltless, of which Michael P. Schall, a director of the Company, is President.

         During the year ended December 31, 1998, the Company paid to Michael J. Kirby, the Chief Executive Officer and President and a director of the Company, $78,426 in taxable relocation expenses incurred by Mr. Kirby in connection with his relocation to Illinois.

         The Company believes all of the arrangements described above are on terms at least as favorable as could be obtained from unaffiliated parties. The Company's bylaws provide that all future transactions between the Company and its officers, directors, principal stockholders or affiliates will be approved in advance by a majority of the Board of Directors, including all of the independent and disinterested directors, or, if required by law, a majority of disinterested stockholders, and must be on terms no less favorable to the Company than could be obtained in arm's length transactions from unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DELICIOUS BRANDS, INC.
                                    (Registrant)

Dated: April 29, 1999               /S/ MICHAEL J. KIRBY
                                    --------------------------------------------
                                    Michael J. Kirby
                                    President, Director and Chief Executive
                                    Officer


Dated: April 29, 1999               /S/ JEFFRY W. WEINER
                                    --------------------------------------------
                                    Jeffry W. Weiner
                                    Executive Vice President and Chief Financial
                                    Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE                           SIGNATURE

April 29, 1999                 *
                               -------------------------------------------------
                               Donald C. Schmitt
                               Director and Chairman

April 29, 1999                 *
                               -------------------------------------------------
                               Michael P. Schall
                               Director

April 29, 1999                 *
                               -------------------------------------------------
                               Edward R. Sousa
                               Director

April 29, 1999                 *
                               -------------------------------------------------
                               John H. Wyant
                               Director

April 29, 1999                 /S/ MICHAEL J. KIRBY
                               -------------------------------------------------
                               Michael J. Kirby
                               President, Chief Executive Officer and Director

April 29, 1999
                               /S/ RUSSELL D. GLASS
                               -------------------------------------------------
                               Russell D. Glass
                               Director

                               /S/ GEORGE W. HEBARD III
April 29, 1999                 -------------------------------------------------
                               George W. Hebard III
                               Director

* By:  /S/ MICHAEL J. KIRBY
     ----------------------------
         Michael J. Kirby
         Attorney-in-fact

                                       -11