Form 10-Q
period 1999-03-31
DELICIOUS BRANDS INC
filed 1999-05-24
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1999
                               -------------------------------------------------

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number 000-24941


                             Delicious Brands, Inc.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


            Delaware                                   06-1255882
----------------------------------      ----------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  2070 Maple Street, Des Plaines, Illinois                    60018
-------------------------------------------        -----------------------------
(Address of Principal executive offices)                   (Zip code)

Registrant's telephone number including area code:        (847) 699-3200
                                                  ------------------------------


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


      4,440,835 shares of Common Stock were outstanding on April 29, 1999.

                             DELICIOUS BRANDS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999




                                    I N D E X


Part I:      Financial Information                                          Page

    Item 1.  Financial Statements:

             Balance Sheets as of March 31, 1999 and December 31, 1998        2

             Statements of Operations, Three Months Ended March 31, 1999      3
                 and 1998

             Statements of Cash Flows, Three Months Ended March 31, 1999      4
                 and 1998

             Notes to Condensed Financial Statements                          5

    Item 2.  Management's Discussion and Analysis of Financial Condition      7
                 and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk        9


Part II:     Other Information

    Item 2.  Changes in Securities and Use of Proceeds                       10

    Item 6.  Exhibits and Reports on Form 8-K                                10

                             DELICIOUS BRANDS, INC.
                                 BALANCE SHEETS

                                                                                      March 31,         December 31,
                                                                                     -------------     ---------------
                                                                                        1999                1998
                                                                                     -------------     ---------------
                                                                                      (unaudited)

ASSETS
Current Assets:
      Cash......................................................................     $         0        $    981,646
      Accounts receivable including $535,281 and $324,070,
            respectively, due from related parties, net of allowances of
            $688,418 and $800,980, respectively.................................       4,944,477           5,108,747
      Inventory.................................................................       2,247,636           1,879,041
      Due from distributors.....................................................          99,317              99,317
      Prepaid expenses and other current assets.................................         656,258             327,964
                                                                                  --------------     ---------------
                                                                                       7,947,688           8,396,715
                                                                                  --------------     ---------------
Property and Equipment, Net of Accumulated Depreciation.........................         359,773             381,185
                                                                                  --------------     ---------------

Other Assets:
      Goodwill..................................................................       9,874,173          10,011,946
      Other ....................................................................         395,449             436,261
                                                                                  --------------     ---------------
                                                                                      10,269,622          10,448,207
                                                                                  --------------     ---------------
                                                                                    $ 18,577,083        $ 19,226,107
                                                                                  ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
      Bank loan payable.........................................................    $  3,733,649        $  3,665,828
      Current portion of subordinated debt......................................         393,332             393,332
      Accounts payable including $77,797 and $82,040, respectively,
            due to related parties..............................................       8,656,076           7,173,870
      Due to distributors.......................................................         464,466             532,769
      Accrued expenses..........................................................       2,182,309           2,954,389
      Current portion of long-term liabilities..................................         883,276             904,838
                                                                                  --------------     ---------------
                                                                                      16,313,108          15,625,026
                                                                                  --------------     ---------------
Long-term Liabilities:
      Restructuring liability...................................................         510,848             544,679
      Packaging loss liability..................................................         200,000             200,000
                                                                                  --------------     ---------------
                                                                                         710,848             744,679
                                                                                  --------------     ---------------

Stockholders' Equity:
      Preferred Stock, $.01 par value, 1,000,000 shares authorized,
            245,000 shares designated Series A with a liquidation
            value of $8.00 per share, 189,584 and 195,834 shares issued and
            outstanding in 1999 and 1998, respectively..........................       1,516,668           1,566,668
      Common Stock, $.01 par value, 25,000,000 shares authorized,
            4,489,510 and 4,481,767 shares issued in 1999 and 1998,
            respectively........................................................          44,895              44,818
      Additional paid-in capital................................................      18,395,923          18,343,209
      Accumulated deficit.......................................................     (18,243,310)        (16,937,244)
                                                                                  --------------     ---------------
                                                                                       1,714,176           3,017,451
      Less, common stock in treasury at cost....................................        (161,049)           (161,049)
                                                                                  --------------     ---------------
            Total stockholders' equity..........................................       1,553,127           2,856,402
                                                                                  --------------     ---------------
                                                                                    $ 18,577,083        $ 19,226,107
                                                                                  ==============     ===============

The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                 -----------------------------------
                                                                      1999                 1998
                                                                      ----                 ----

Net Sales (including approximately
      $1,113,000 and $1,230,000,
      respectively, to  related parties)....................    $ 12,341,817       $   6,492,406

Cost of Sales (including approximately
      $10,000 and $54,000, respectively,
      from related parties).................................       9,496,139           5,281,304
                                                                ------------       -------------
Gross Profit................................................       2,845,678           1,211,102
                                                                ------------       -------------
Selling, general and administrative.........................       3,911,760           1,516,670
                                                                ------------       -------------

Loss from Operations........................................      (1,066,082)           (305,568)
                                                                ------------       -------------

Other Income (Expense):
      Interest expense......................................        (166,475)           (112,949)
      Other, net............................................           4,825              10,978
                                                                ------------       -------------
                                                                    (161,650)           (101,971)
                                                                ------------       -------------
Loss before Provision for Income Taxes
Provision for Income Taxes..................................      (1,227,732)           (407,539)
Net Loss    ................................................               0                   0
                                                                ------------       -------------
                                                                 $(1,227,732)       $   (407,539)
                                                                ============       =============

Earnings per Share:
      Basic:
            Net loss per common share.......................     $      (.29)       $       (.13)
                                                                ============       =============
            Weighted average number of
              common shares outstanding.....................       4,435,509           3,226,842

      Diluted:
            Net loss per common share.......................     $      (.29)       $       (.13)
                                                                ============       =============
            Weighted average number of
              common shares outstanding.....................       4,435,509           3,226,842

The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                     ------------------------------
                                                                                          1999           1998
                                                                                          ----           ----

Cash Flows from Operating Activities:
      Net loss    ............................................................       $(1,227,732)   $  (407,539)
      Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization.....................................           196,286         72,672
            Provision for bad debts...........................................            19,333          7,544
            Increase (Decrease) in cash from changes in:
                  Accounts receivable.........................................           144,937       (914,921)
                  Inventory...................................................          (368,595)      (408,360)
                  Due from distributors.......................................                 0          9,446
                  Prepaid expenses and other current assets...................          (328,294)        (3,908)
                  Other assets................................................            32,062         22,298
                  Accounts payable and accrued expenses.......................           710,126        385,783
                  Due to distributors.........................................           (68,303)        31,640
                  Accrued restructuring liabilities...........................           (33,831)       (65,371)
                  Other liabilities...........................................           (21,562)       (32,850)
                                                                                     ------------   ------------
      Net cash used in operating activities...................................          (945,573)    (1,303,566)
                                                                                     ------------   ------------
Cash Flows from Investing Activities:
      Purchase of property and equipment......................................           (28,351)       (33,188)
                                                                                    ------------   ------------
      Net cash used in investing activities...................................           (28,351)       (33,188)
                                                                                    ------------   ------------
Cash Flows from Financing Activities:
      Payments of long-term debt..............................................                 0         (4,957)
      Proceeds from (payments of) bank loan payable, net......................            67,821       (159,945)
      Proceeds from issuance of notes payable.................................                 0        500,000
      Proceeds from issuance of common stock..................................             2,791        840,000
      Payment of preferred stock dividend.....................................           (78,334)             0
      Payment of stock issuance costs.........................................                 0       (143,300)
                                                                                    ------------   ------------
      Net cash provided by (used in) financing activities.....................            (7,722)     1,031,798
                                                                                    ------------   ------------
Decrease in Cash..............................................................          (981,646)      (304,956)
Cash, Beginning of Period.....................................................           981,646        808,349
                                                                                    ------------   ------------
Cash, End of Period...........................................................       $         0     $  503,393
                                                                                    ============   ============

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
            Income taxes......................................................       $         0     $        0
                                                                                    ============   ============
            Interest..........................................................       $   173,470     $   39,713
                                                                                    ============   ============

The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

Interim Financial Statements

The unaudited interim financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements were omitted. The interim financial statements and notes should be read in conjunction with the annual audited financial statements and notes thereto contained in the Form 10-K of Delicious Brands, Inc. (the "Company") dated April 15, 1999. The accompanying unaudited interim financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

Matters Affecting Comparability - Acquisition of Assets

On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. ("Salerno"). Accordingly, the Company's results of operations for the three months ended March 31, 1999 include the operating results of Salerno whereas the comparable three months ended for the prior year do not.

The following unaudited pro forma information has been prepared assuming the acquisition had taken place at January 1, 1998. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation of the property and equipment acquired, amortization of the goodwill arising from the acquisition and the result of conforming Salerno's accounting policy for slotting fees to the Company's policy. The unaudited pro forma results of operations are not necessarily indicative of what the results that would have been had the Salerno acquisition been effected on the assumed date.

                                                  Unaudited for the
                                                 Three Months Ended
                                                   March 31, 1998
                                                   ---------------
         Net sales.......................      $        14,997,000
         Loss before income taxes........      $        (1,719,000)
         Net loss........................      $        (1,719,000)
         Net loss per share:
               Basic.....................      $             (0.52)
               Diluted...................      $             (0.52)

Business and Ownership

During the fourth quarter of 1998, the Company issued 1,150,000 shares of its Common Stock, at $12.00 per share, in an initial public offering. Proceeds of the offering were $10,690,684 net of commissions and other related expenses totaling $3,109,316.

2.       Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net income (loss) per share have been calculated using the weighted average number of Common shares outstanding during each period. Preferred stock dividends, totaling $78,334, were paid during the three months ended March 31, 1999 and have been included in both the basic and diluted net income (loss) per share calculations. All options and warrants were omitted from the computation of diluted net income (loss) per share because the options and warrants are antidilutive when net losses are reported.
                                       5

3.       Inventory

Inventory is stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

4.       Recent Account Pronouncements

Effective January 1, 1999, the Company adopted FAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," which requires the recording of all derivatives on the balance sheet at fair value, and Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of FAS No. 133 and SOP 98-5 had no impact on the Company's results of operations, financial position or cash flows.

5.       Subordinated Debt

On April 27, 1999, the remaining outstanding 9% Subordinated Convertible Promissory Notes (the "9% Notes") aggregate principal amount of approximately $393,000, matured. The Company has not repaid the 9% Notes. The Company is currently negotiating with the holders of the 9% Notes with regard to the conversion of the 9% Notes to equity. Should the Company fail to repay the 9% Notes or to negotiate their conversion into equity on or before May 27, 1999, the Company will be in default of the terms of the 9% Notes.

                       MANAGEMENT'S DISCUSSION ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATTERS AFFECTING COMPARABILITY - ACQUISITION OF ASSETS

On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. ("Salerno"). Accordingly, the Company's results of operations for the three months ended March 31, 1999 include the operating results of Salerno whereas the comparable three months ended for the prior year do not.

RESULTS OF OPERATIONS

Net Sales. Net sales increased 89% to $12.3 million for the three months ended March 31, 1999. The net sales increase, $7.9 million, resulted primarily from the inclusion of the April 3, 1998 acquisition of Salerno. Sales of licensed products declined by $800,000 or 60% as promotional allowances in 1998 were reduced significantly in 1999 as the Company focused on raising its gross margin. Sales of value priced products declined $1.4 million or 34% as competition from private label and national brands intensified in an attempt to increase their market share.

Gross Profit. Gross profit increased 135% to $2.8 million for the three months ended March 31, 1999. The gross profit increase, $1.9 million, resulted primarily from the inclusion of the April 3, 1998 acquisition of Salerno. Gross profit as a percentage of sales, excluding Salerno's gross profit, increased 2.5% for the three months ended March 31, 1999. Gross margin increased for Frookie and Delicious product lines as the Company concentrated on raising gross margin by reducing promotion costs and obtaining lower supplier costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 158% to $3.9 million for the three months ended March 31, 1999. The increase, $2.4 million, resulted from the inclusion of the April 3, 1998 acquisition of Salerno.

Other Income (Expense). Other expenses increased 59% to $162,000 for the three months ended March 31, 1999. The increases were primarily due to higher interest expense incurred to finance Salerno's operations.

Provision for Income Tax. The provision for income tax for the three months ended March 31, 1999 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance for the three months ended March 31, 1999 increased $479,000. The valuation allowance increases were primarily due to the uncertainty of the future utilization of the net operating losses generated. The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to non-deductible amortization of intangible assets and the effect of the increase in the valuation allowance.

Net Loss. Net loss increased 301% to $1,228,000 for the three months ended March 31, 1999. The increased losses were a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In recent periods, the Company has utilized its working capital and proceeds from both private placements and public offerings to cover operating deficits. Because the Company purchases its products from co-packers, it does not intend to invest in plant or equipment relating to the manufacture of products for sale. Further, the Company believes that its existing fleet of leased trucks is sufficient for the foreseeable future. In addition, the Company's introduction of new products represents an immaterial capital expenditure because co-packers are responsible for the research, development and ingredients costs. The only costs incurred by the Company are packaging design costs, which did not exceed $100,000 in 1998 and are not expected to increase significantly in 1999.
Consequently, additions to property and equipment are not expected to be material in future periods.

On February 6, 1998, the Company consummated a second closing of a private placement (the "Second Closing") pursuant to which it issued an aggregate of 140,000 shares of common stock, $.01 par value per share ("Common Stock"), for an aggregate price of $840,000. The net proceeds of $695,610 from the Second Closing were applied by the Company to increase cash balances and reduce outstanding trade payables balances.

On March 30, 1998, the Company borrowed $500,000 (the "Acquisition Loan"). Such indebtedness bore interest at the rate of 12% per annum and matured on the consummation of the Company's initial public offering of Common Stock on November 17, 1998 (the "Initial Public Offering"). The Acquisition Loan and accrued interest thereon were repaid from the proceeds of the Initial Public Offering.

On April 3, 1998, the Company entered into an amendment to a revolving credit facility with U.S. Bancorp Republic Commercial Finance, Inc. ("Republic") for a revolving line of credit of up to $7.0 million. Borrowings under the revolving credit facility are due upon demand and bear interest at 1.50% per annum above the reference rate of interest publicly announced from time to time by U.S. Bank National Association (9.25% at March 31, 1999). Borrowings under the revolving credit facility at March 31, 1999 were $3.7 million. Borrowings under the revolving credit facility are collateralized by a first lien on substantially all of the assets of the Company.

On April 3, 1998, the Company consummated the acquisition of Salerno. The purchase price for Salerno consisted of (i) $3.3 million in cash, (ii) a $1.5 million promissory note from the Company to Salerno (the "Salerno Promissory Note"), bearing interest at a rate of 12% per annum, secured by a second lien on substantially all of the Company's assets, and (iii) the assumption of substantially all of the liabilities of Salerno. In connection therewith, the Company entered into a loan agreement with American Pacific Financial Corporation ("APFC") pursuant to which the Company borrowed $4.6 million, bearing interest at a rate of 12% per annum through August 3, 1998 and 15% per annum thereafter, from APFC (the "APFC Loan") consisting of $3.0 million in cash used by the Company to fund a portion of the cash purchase price for Salerno, $1.5 million in the form of APFC assuming the Salerno Promissory Note and $100,000 as a fee for the APFC Loan. In addition, the Company issued to APFC a promissory note in the principal amount of $100,000, bearing interest at a rate of 12% per annum, as a fee for assuming the Salerno Promissory Note. The notes and accrued interest thereon were repaid from the proceeds of the Initial Public Offering.

As of August 1, 1998, holders of approximately $1.6 million aggregate principal amount of 9% Subordinated Convertible Promissory Notes (the "9% Notes") exchanged such notes for an aggregate of 195,834 shares of Series A Convertible Preferred Stock, $.01 par value per share ("Series A Preferred Stock"), pursuant to an offer to exchange made by the Company. Annual dividends of 10% paid semi-annually are payable on the shares of Series A Preferred Stock out of the assets of the Company legally available for payment thereof. The expiration date of warrants to purchase 107,730 shares of Common Stock collectively held by the holders of the 9% Notes exchanged for the Series A Preferred Stock was extended to April 27, 2001 from April 27, 1999.

On November 17, 1998, the Company consummated the Initial Public Offering of 1,000,000 shares of Common Stock, at a price of $12.00 per share. On December 31, 1998, the Company consummated the sale of 150,000 shares of Common Stock, at a price of $12.00 per share, pursuant to the underwriters' exercise of the over-allotment option on December 29, 1998. After deducting underwriting discounts and expenses, the Company received approximately $10.7 million of net proceeds from the Initial Public Offering.

On April 12, 1999, the Company consummated a private placement of 35,000 shares of Series B Convertible Preferred Stock, $.01 par value per share ("Series B Preferred Stock"), and a warrant to purchase 700,000 shares of Common Stock, for an aggregate price of $1.75 million. The net proceeds of $1.5 million were applied by the Company primarily to reduce outstanding trade payables balances. Each share of Series B Preferred Stock is currently convertible into five shares of Common Stock, subject to certain antidilution provisions. The warrant to purchase 700,000 shares of Common Stock has an initial exercise price of $0.01 per share, subject to certain antidilution provisions, for a term of ten years from the date of its issuance.

On April 27, 1999, the remaining outstanding 9% Notes, aggregate principal amount of approximately $393,000, matured. The Company has not repaid the 9% Notes. The Company is currently negotiating with the holders of the 9% Notes with regard to the conversion of the 9% Notes to equity. Should the Company fail to repay the 9% Notes or to negotiate their conversion into equity on or before May 27, 1999, the Company will be in default of the terms of the 9% Notes. The Company does not currently have the funds to repay the 9% Notes and no assurance can be made that the Company will be successful in converting them into equity. The Company's credit facility prohibits the repayment of principal on the 9% Notes without the prior consent of Republic and there can be no assurance that such consent shall be given.

The Company's liquidity problems have not significantly delayed purchases of inventory from suppliers. There can be no assurance that the Company will not experience future supply problems which could have a material adverse effect on the Company's business, financial condition and results of operations.

Currently, the Company has insufficient funds for its needs. The Company is seeking additional debt and/or equity financing; however, there can be no assurance that additional funds can be obtained on acceptable terms, if at all. If the Company is unable to obtain additional financing or generate positive cash flow, the Company's business will be materially adversely affected.

FORWARD-LOOKING STATEMENTS

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

ITEM 3:          Quantitative and Qualitative Disclosures About Market Risk

At March 31, 1999, the Company had no outstanding derivative financial instruments. All of the Company's transactions occur in U.S. dollars. Therefore, the Company is not subject to significant foreign currency exchange risk.

PART II:         Other Information

ITEM 2:          Changes in Securities and Use of Proceeds

  (c) The following unregistered securities were issued by the Company during the three months ended March 31, 1999:


                                         Description of                         Number of Shares                 Exercise Price
     Date of Issuance                  Securities Issued                   Issued Subject to Options               Per Share
     ----------------                  -----------------                   -------------------------               ---------
          1/1/99                      Common Stock Options                           3,000                           $12.38
          2/11/99                     Common Stock Options                           1,500                           $11.75
          3/24/99                     Common Stock Options                           2,000                           $11.25

         All of the above options were granted to non-employee directors pursuant to the 1994 Formula Stock Option Plan or to two former directors pursuant to grants which are not covered by a formal plan. These options have a vesting period of either two years or three years and a life of ten years.

         The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities of Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

USE OF PROCEEDS

(4)  (vii)    As of the  end of the  reporting  period,  $10,690,684  of the net proceeds were used including $6,186,249 for debt repayment and $4,504,435 for working capital.

ITEM 6:  Exhibits and reports on Form 8-K:
                 a)     Exhibits:  27 - Financial Data Schedule
                 b)     Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  DELICIOUS BRANDS, INC.
                                       (Registrant)

  May 20, 1999                 /s/   Michael J. Kirby
-------------------            -----------------------------
      Date                           Michael J. Kirby
                                 President, Director and
                                 Chief Executive Officer



  May 20, 1999                 /s/   Jeffry W. Weiner
-------------------            -----------------------------
      Date                           Jeffry W. Weiner
                               Executive Vice President and
                                 Chief Financial Officer