Form 10-Q
period 1999-06-30
DELICIOUS BRANDS INC
filed 1999-08-23
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                              --------------------------------------------------

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission file number 000-24941


                             Delicious Brands, Inc.
        -----------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


               Delaware                                   06-1255882
--------------------------------------   ---------------------------------------
    (State of other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

  2070 Maple Street, Des Plaines, Illinois                   60018
-------------------------------------------    ---------------------------------
   (Address of Principal executive offices)               (Zip code)

Registrant's telephone number including area code:        (847) 699-3200
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


        YES     X                   NO
             -------             -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


      4,620,835 shares of Common Stock were outstanding on August 23, 1999.

                             DELICIOUS BRANDS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999




                                    I N D E X


Part I:   Financial Information                                             Page

Item 1.   Financial Statements:

          Balance Sheets as of June 30, 1999 and December 31, 1998             2

          Statements of Operations, Three and Six Months Ended                 3
               June 30, 1999 and 1998

          Statements of Cash Flows, Six Months Ended June 30, 1999             4
               and 1998

          Notes to Condensed Financial Statements                              5

Item 2.   Management's Discussion and Analysis of Financial Condition          7
               and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           11


Part II:  Other Information

Item 2.  Changes in Securities and Use of Proceeds                            12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

                             DELICIOUS BRANDS, INC.
                                 BALANCE SHEETS

                                                                                   June 30,      December 31,
                                                                                  -----------    ------------
                                                                                      1999            1998
                                                                                  -----------    ------------
                                                                                  (unaudited)

ASSETS
Current Assets:
     Cash.......................................................................  $         0     $   981,646
     Accounts receivable (including $691,090 and $324,070,
       respectively, due from related parties, net of allowances of
       $670,412 and $800,980, respectively).....................................    5,333,835       5,108,747
      Inventory.................................................................    1,708,411       1,879,041
      Due from distributors.....................................................       99,317          99,317
      Prepaid expenses and other current assets.................................      628,977         327,964
                                                                                 ------------   -------------
                                                                                    7,770,540       8,396,715
                                                                                 ------------   -------------
Property and Equipment, Net of Accumulated Depreciation.........................      330,906         381,185
                                                                                 ------------   -------------

Other Assets:
      Goodwill..................................................................    9,736,400      10,011,946
      Other ....................................................................      369,658         436,261
                                                                                 ------------   -------------
                                                                                   10,106,058      10,448,207
                                                                                 ------------   -------------
                                                                                  $18,207,504     $19,226,107
                                                                                 ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Bank loan payable.........................................................  $  3,357,182    $ 3,665,828
      Current portion of subordinated debt......................................       393,332        393,332
      Accounts payable (including $76,675 and $82,040, respectively,
            due to related parties).............................................     8,776,600      7,173,870
      Due to distributors.......................................................       512,298        532,769
      Accrued expenses..........................................................     2,000,754      2,954,389
      Current portion of long-term liabilities..................................       795,098        904,838
                                                                                 -------------    -----------
                                                                                    15,835,264     15,625,026
                                                                                 -------------    -----------

Long-term Liabilities:
      Restructuring liability...................................................       416,273        544,679
      Packaging loss liability..................................................       200,000        200,000
                                                                                 -------------    -----------
                                                                                       616,273        744,679
                                                                                 -------------    -----------

Stockholders' Equity:
      Preferred  stock,  $.01 par value  1,000,000  shares  authorized:  Class A designated  245,000  shares  with a  liquidation  value of $8.00 per share, 189,584 and 195,834 shares issued and
            outstanding in 1999 and 1998, respectively..........................     1,516,668     1,566,668
            Class B designated 35,000 shares with 35,000 issued and
            outstanding in 1999.................................................           350            --
      Common Stock, $.01 par value,  25,000,000 shares authorized,
            4,490,010 and 4,481,767 shares issued in 1999 and 1998,
            respectively........................................................        44,900        44,818
      Additional paid-in capital................................................    19,849,404    18,343,209
      Accumulated deficit.......................................................   (19,494,306)  (16,937,244)
                                                                                 -------------    -----------
                                                                                     1,917,016     3,017,451
      Less, common stock in treasury at cost....................................      (161,049)     (161,049)
                                                                                 -------------    -----------
            Total stockholders' equity..........................................     1,755,967     2,856,402
                                                                                 =============    ============
                                                                                  $ 18,207,504   $19,226,107
                                                                                 =============    ============

         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                               ------------------------------      -----------------------------
                                                                    1999             1998                1999           1998
                                                               --------------   -------------      ------------    -------------

Net Sales (including approximately
      $1,277,000, $1,815,000, $2,390,000
      and $3,045,000 respectively, to related
      parties)..............................................   $  11,389,402     $ 15,838,609     $ 23,731,219     $ 22,331,015

Cost of Sales (including approximately
      $7,000, $1,859,000, $17,000
      and $1,913,000,  respectively, from
      related parties)......................................       8,821,129       12,165,650       18,317,268       17,446,954
                                                               -------------     ------------      -----------     ------------

Gross Profit................................................       2,568,273        3,672,959        5,413,951        4,884,061
                                                               -------------     ------------      -----------     ------------


Selling, general and administrative                                3,760,040        4,312,284        7,671,800        5,828,954
                                                               -------------     ------------      -----------     ------------

Loss from Operations........................................      (1,191,767)        (639,325)      (2,257,849)        (944,893)
                                                               -------------     ------------      -----------     ------------
Other Income (Expense):
      Interest expense......................................        (175,601)        (401,565)        (342,076)        (514,514)
      Other, net............................................         116,372           26,827          121,197           37,805
                                                               -------------     ------------      ------------    ------------
                                                                     (59,229)        (372,738)        (220,879)        (476,709)
                                                               -------------     ------------      ------------    ------------

Loss before Provision for Income Taxes                            (1,250,996)      (1,014,063)      (2,478,728)      (1,421,602)
Provision for Income Taxes..................................               0                0                0                0
                                                               -------------     ------------      ------------     -----------
Net Loss    ................................................   $ (1,250,996)     $ (1,014,063)     $ (2,478,728)    $(1,421,602)
                                                               =============     ============      ============     ===========

Earnings per Share:
      Basic:
            Net loss per common share.......................   $       (.28)     $       (.31)     $       (.56)    $      (.44)
                                                               ============      ============      ============     ===========
            Weighted average number of
                  common shares outstanding.................      4,441,085         3,282,828         4,438,586       3,254,983

      Diluted:
            Net loss per common share.......................   $       (.28)     $       (.31)     $       (.56)    $      (.44)
                                                               ============      ============      ============     ===========
            Weighted average number of
                  common shares outstanding.................      4,441,085         3,282,828         4,438,586       3,254,983

         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                       1999               1998
                                                                                -------------       --------------
Cash Flows from Operating Activities:
      Net loss    ............................................................  $  (2,478,728)      $  (1,421,602)
      Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization.....................................        394,184             421,431
            Provision for bad debts...........................................         37,333             232,144
            Increase (Decrease) in cash from changes in:
                  Accounts receivable.........................................       (262,421)           (131,271)
                  Inventory...................................................        170,630            (745,498)
                  Due from distributors.......................................              0             112,378
                  Prepaid expenses and other current assets...................       (301,013)            (70,098)
                  Other assets................................................         49,103              59,190
                  Accounts payable and accrued expenses.......................        649,095           1,929,772
                  Due to distributors.........................................        (20,471)             24,684
                  Accrued restructuring liabilities...........................       (128,406)           (114,661)
                  Other liabilities...........................................       (109,740)           (164,519)
                                                                                 -------------        -----------
      Net cash provided (used) in operating activities........................     (2,000,434)            131,950
                                                                                 -------------        -----------
Cash Flows from Investing Activities:
      Payment for purchase of assets of Salerno Foods,
                  L.L.C. (net of cash acquired of $12,564)....................              0          (3,709,599)
      Purchase of property and equipment......................................        (50,859)            (63,826)
                                                                                 ------------         -----------
      Net cash used in investing activities...................................        (50,859)         (3,773,425)
                                                                                 ------------         -----------

Cash Flows from Financing Activities:
      Payments of long-term debt..............................................              0             (10,120)
      Payments of financing costs.............................................              0          (1,162,470)
      Proceeds from (payments of) bank loan payable, net......................       (308,646)            195,121
      Proceeds from issuance of notes payable.................................              0           3,500,000
      Proceeds of notes payables..............................................              0             840,000
      Proceeds from issuance of preferred stock...............................      1,750,000                   0
      Proceeds from issuance of common stock..................................          3,191                   0
      Payment of preferred stock dividend.....................................        (78,334)                  0
      Initial public offering costs...........................................              0            (385,015)
      Payments of stock issuance costs........................................       (296,564)           (144,390)
                                                                                 ------------         -----------
      Net cash provided by (used in) financing activities.....................     (1,069,647)          2,833,126
                                                                                 ------------         -----------

Decrease in Cash.............................................................        (981,646)           (808,349)
Cash, Beginning of Period.....................................................        981,646             808,349
                                                                                 ============         ===========
Cash, End of Period...........................................................   $          0         $         0
                                                                                 ============         ===========
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
            Income taxes......................................................   $          0         $         0
                                                                                 ============         ===========
            Interest..........................................................   $    348,720         $   285,986
                                                                                 ============         ===========

         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

Interim Financial Statements
----------------------------

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

Matters Affecting Comparability - Acquisition of Assets
-------------------------------------------------------

On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. ("Salerno"). Accordingly, the Company's results of operations for the six months ended June 30, 1999 include the operating results of Salerno whereas the comparable six months ended for the prior year include the operating results of Salerno beginning April 3, 1998.

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

                                                           Unaudited for the
                                                            Six Months Ended
                                                              June 30, 1998
                                                           -----------------
Net sales ...........................................         $ 30,836,000
Loss before income taxes ............................         $ (2,733,000)
Net loss ............................................         $ (2,733,000)
Net loss per share:
      Basic .........................................         $      (0.83)
      Diluted .......................................         $      (0.83)

Business and Ownership

During the fourth quarter of 1998, the Company issued 1,150,000 shares of its Common Stock, at $12.00 per share, in an initial public offering. Proceeds of the offering were $10,690,684 net of commissions and other related expenses totaling $3,109,316.

On April 12, 1999, the Company consummated a private placement of 35,000 shares of Series B Convertible Preferred Stock, $.01 par value per share and a warrant to purchase 700,000 shares of Common Stock, for an aggregate price of $1.75 million. Proceeds of the offering were $1,456,290 net of commissions and other related expenses totaling $293,710. Each share of Series B Convertible Preferred Stock is currently convertible into five shares of Common Stock, subject to certain antidilution provisions. The warrant to purchase 700,000 shares of Common Stock has an initial exercise price of $0.01 per share, subject to certain antidilution provisions, for a term of ten years from the date of its issuance.

2.   Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net income (loss) per share have been calculated using the weighted average number of shares of Common Stock outstanding during each period. Preferred stock dividends, totaling $78,334, were paid during the three months ended March 31, 1999 and have been included in both the basic and diluted net income (loss) per share calculations for the six months ended June 30, 1999. All options and warrants were omitted from the computation of diluted net income (loss) per share because the options and warrants are antidilutive when net losses are reported.

3.   Inventory

Inventory is stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

4.   Recent Account Pronouncements

Effective January 1, 1999, the Company adopted FAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," which required the recording of all derivatives on the balance sheet at fair value, and Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of FAS No. 133 and SOP 98-5 had no impact on the Company's results of operations, financial position or cash flows.

5.   Subordinated Debt

On April 27, 1999, the remaining outstanding 9% Subordinated Convertible Promissory Notes (the "9% Notes"), aggregate principal amount of approximately $393,000, matured. The Company has not repaid the 9% Notes. The Company is currently negotiating with the holders of the 9% Notes with regard to the conversion of the 9% Notes to equity. As the Company failed to repay the 9% Notes or to negotiate their conversion into equity on or before May 27, 1999, the Company is in default of the terms of the 9% Notes.

6.   Borrowings

On August 18, 1999, the Company borrowed $360,000 and issued promissory notes (the "Notes") in respect of this loan. Interest on the Notes accrue at a rate of 10% per annum. Interest on the Notes shall be paid monthly in arrears. The Notes shall be due and payable on the earliest of (i) the one-year anniversary of the date first written above, (ii) consummation of a private placement equity financing of the Company's capital stock or any sale of assets or any business unit or division from which the Company receives gross proceeds of at least $2,000,000 or (iii) upon a change of control of voting power of the Company's stockholders.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Matters Affecting Comparability - Acquisition of Assets
-------------------------------------------------------

On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. ("Salerno"). Accordingly, the Company's results of operations for the six months ended June 30, 1999 include the operating results of Salerno whereas the comparable six months ended for the prior year include the results of Salerno beginning April 3, 1998.

Results of Operations
---------------------

Net Sales. Net sales decreased 28% to $11.4 million for the three months ended June 30, 1999. Delicious brand product sales decreased $2.3 million primarily as a result of changes in the buying habits of customers as well as increased competition from private label and national brands. Additionally, distributors formerly visited retailers multiple times each week and relied on unit volume to earn profits. Distributors currently rely on less visits per week, and lower volume sales at a higher gross margin. Salerno brand product sales as compared to 1998 decreased $1.8 million primarily as a result of reduced distribution in two regions of the country and lower volume sales to certain national accounts for the three months ended June 30, 1999. Net sales increased 6% to $23.7 million for the six months ended June 30, 1999. The net sales increase, $1.4 million, resulted primarily from the inclusion of the April 3, 1998 acquisition of Salerno, partially offset by the sales reduction in Delicious and Salerno discussed above.

Effective August 2, 1999, the Company terminated business with its largest distributor of Delicious brand products due to poor performance and replaced it with new distributors. Initially, the Company expects a decline in sales due to the start up process, but ultimately higher sales are anticipated.

Gross Profit. Gross profit decreased 30% to $2.6 million for the three months ended June 30,1999. The gross profit decrease, $1.2 million, resulted primarily from the sales reduction discussed above. Gross profit as a percentage of sales decreased 1.3% for the three months ended June 30,1999 as Frookie and Delicious gross margins increased 3.6% while Salerno's gross profit decreased by 3.8%. The gross margin percentage increased for Frookie and Delicious product lines as the Company concentrated on raising gross margins by reducing promotion costs and obtaining lower supplier costs. Salerno's decrease in gross margin percentage was a result of increased promotional allowances caused by competitive pressures in the premium sector of the cookie market. Gross profit increased 11% to $5.4 million and gross profit as a percentage of sales increased .9% for the six months ended June 30, 1999. The gross profit increase, $500,000, resulted primarily from the inclusion of the April 3, 1998 acquisition of Salerno, partially offset by reduced sales and the gross margin variance discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 14% to $3.8 million for the three months ended June 30, 1999. The selling, general and administrative expense decrease, $600,000, resulted primarily from lower selling expenses related to reduced sales and a decline in general and administrative expenses caused by the elimination of additional redundant expenses associated with the April 3, 1998 acquisition of Salerno. Selling, general and administrative expenses increased 32% to $7.7 million for the six months ended June 30, 1999. The selling, general and administrative expense increase, $1.8 million, resulted from the inclusion of the April 3, 1998 acquisition of Salerno partially offset by decreases noted above.

Other Income (Expense). Other expenses decreased 84% to $59,000 and 54% to $221,000 for the three and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 1999 interest expense declined $226,000 and $172,000, respectively. This decrease was primarily due to additional interest expense related to the April 3, 1998 acquisition of Salerno during the three months ended June 30, 1998.

Provision for Income Tax. The provision for income tax for the three and six months ended June 30, 1999 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance for the three and six months ended June 30, 1999 increased $488,000 and $967,000, respectively. The valuation allowance increases were primarily due to the uncertainty of the future utilization of the net operating losses generated. The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to non-deductible amortization of intangible assets and the effect of the increase in the valuation allowance.

Net Loss. Net loss increased 23% to $1.3 million for the three months ended June 30, 1999 and 74% to $2.5 million for the six months ended June 30, 1999. The increased losses were a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

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

On April 3, 1998, the Company entered into an amendment to a revolving credit facility with U.S. Bancorp Republic Commercial Finance, Inc. ("Republic") for a revolving line of credit of up to $7.0 million. Borrowings under the revolving credit facility are due upon demand and bear interest at 1.50% per annum above the reference rate of interest publicly announced from time to time by U.S. Bank National Association (9.25% at June 30, 1999). Borrowings under the revolving credit facility at June 30, 1999 were $3.7 million. Borrowings under the revolving credit facility are collateralized by a first lien on substantially all of the assets of the Company.

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

On April 27, 1999, 9% promissory notes in the aggregate principal amount of approximately $393,000 matured. The Company did not repay the promissory notes and currently does not have funds to repay the promissory notes.

On August 18, 1999, the Company borrowed $360,000 and issued promissory notes (the "Notes") in respect of this loan. Interest on the Notes accrue at a rate of 10% per annum. Interest on the Notes shall be paid monthly in arrears. The Notes shall be due and payable on the earliest of (i) the one-year anniversary of the date first written above, (ii) consummation of a private placement equity financing of the Company's capital stock or any sale of assets or any business unit or division from which the Company receives gross proceeds of at least $2,000,000 or (iii) upon a change of control of voting power of the Company's stockholders.

On August 18, 1999, options to purchase 60,000 shares of Common Stock were exercised at a per share price of $4.00, resulting in the receipt of $240,000 by the Company.

Currently, the Company has insufficient funds for its needs. The Company is seeking additional debt and/or equity financing; however, there can be no assurance that additional funds can be obtained on acceptable terms, if at all. If the Company is unable to obtain additional financing or generate positive cash flow, the Company's business will be materially adversely affected.

On August 23, 1999, the Company and two individuals executed a non-binding letter of intent in respect of the issuance and sale of convertible promissory notes, $5,000,000 aggregate principal amount (the "August Notes"). The August Notes will automatically convert into 1,000,000 shares of Common Stock upon approval of The Nasdaq Stock Market of the additional listing application of the Shares, so long as the Shares represent less than 20% of (i) the issued and outstanding shares of Common Stock and (ii) the outstanding voting power of the Company's securities. The closing of this transaction is subject to negotiation and signing of the transaction documents and the proposed investors' due diligence review of the Company. There can be no assurance that the documents will be signed or that this transaction will ever be consummated. Also, the transaction is subject to a number of conditions, including the execution of a definitive agreement and various regulatory and corporate approvals, including the approval of the Company's senior lender It is expected that the definitive agreements will be signed and the transaction will be consummated by August 31, 1999.

Forward-Looking Statements
--------------------------

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and are dependent on certain risks and uncertainties, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information
                                       9
should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Certain of these major risks and uncertainties are described below.

Year 2000 Program
-----------------

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

Certain Factors that may Affect Future Results
----------------------------------------------

Previous Default on Repayment of Promissory Notes
-------------------------------------------------

In April 1999, promissory notes in the aggregate principal amount of approximately $393,000 matured. The Company did not repay the promissory notes and currently does not have funds to repay the promissory notes and believes its credit facility with Republic prohibits repayment of the principal portion of these promissory notes. There can be no assurance that the noteholders will not utilize any or all legal means necessary to recover the principal amount of the promissory notes, including an action for judgment or the filing of an involuntary petition for bankruptcy. One noteholders' success in any of these possible actions may have a material adverse effect on the Company's business, results of operations and financial condition.

Historical and Projected Future Losses;
Accumulated Deficit; Net Working Capital Deficit
------------------------------------------------

Since 1994, the Company has not operated profitably and has incurred continued net losses. Additionally, the Company's negative net working capital (the amount by which current liabilities exceed current assets) continues to increase and is currently insufficient to operate the Company. The Company expects to incur additional net losses through 1999. Management of the Company is unable to predict the extent of any future losses or the time required to achieve profitability. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in maintaining and expanding its distribution channels, the ability of the Company to develop and market products and to control costs and general economic conditions.

Reliance on Outside Product Manufacturing
-----------------------------------------

The Company relies exclusively on outside manufacturers to produce and deliver its products to its distributors. The Company does not have any long-term contracts with its manufacturers. Due to the Company's current negative net working capital, many of the Company's outside manufacturers have restricted or eliminated credit terms and currently require payment upon delivery of the Company's products. One manufacturer has given written notice to the Company and Republic of the Company's alleged breach of its manufacturing agreement with that manufacturer for failure to timely pay its invoices, but continues to ship product to the Company. No assurance can be given that if the Company needed to change manufacturers, it would be able to do so on a timely or effective basis. Additionally, production problems encountered by these outside manufacturers could have a material adverse effect on the business, results of operations and financial condition of the Company. Any such production problems could have a greater adverse effect on the Company as a result of it streamlining of its supplier base.

Potential Nasdaq Delisting for Violation of Marketplace Rule
------------------------------------------------------------

In May 1999, the Company received a letter from The Nasdaq Stock Market ("Nasdaq") stating that the Company had violated a Nasdaq marketplace rule as a result of the Company's sale and issuance of shares of Series B Convertible Preferred Stock, $.01 par value per share, and warrants to purchase shares of Common Stock (the "Violation Letter"). The Violation Letter stated that Nasdaq would initiate its delisting procedure in respect of the Common Stock if the Company failed to propose a satisfactory plan of compliance. In accordance with Nasdaq's instructions, the Company submitted to Nasdaq a proposed plan of compliance that the Company believed would cure the alleged violation of a Nasdaq marketplace rule. Nasdaq reviewed and commented on the Company's proposed plan of compliance and has given the Company until August 23, 1999 to submit additional components to its proposed plan that are satisfactory to Nasdaq. If Nasdaq determines that the proposal is not satisfactory and that the Common Stock does not warrant continued listing, Nasdaq will issue a formal notice of deficiency, and, pending the outcome of a hearing, if one is requested by the Company, the Common Stock may be delisted from Nasdaq. Moreover, Nasdaq has discretionary power to delist companies from Nasdaq even if they satisfy the requirements for continued listing. There can be no assurance that Nasdaq will approve of the Company's proposal or, if a delisting hearing is conducted, that the Company will prevail at the delisting hearing. If the Company's Common Stock is delisted from Nasdaq, trading, if any, of the Common Stock would thereafter be conducted on the OTC Bulletin Board. See "Potential Nasdaq Delisting for Failure to Meeting Maintenance Requirements."

Potential Nasdaq Delisting for Failure to Meet Maintenance Requirements
-----------------------------------------------------------------------

The Company currently does not satisfy all of the Nasdaq SmallCap Market maintenance criteria, and its continued failure may result in the Common Stock no longer being eligible for quotation on the Nasdaq SmallCap Market and trading, if any, of the Common Stock would thereafter be conducted in the over-the-counter market. Under Nasdaq rules, in order for the Company to remain eligible for listing on the Nasdaq SmallCap Market, among other things, (i) the Company's Common Stock must have a minimum bid price of $1.00 and (ii) the Company must have minimum tangible net assets of $2 million or a market capitalization of $35 million or net income of $500,000 in two of the three prior years. On August 18, 1999, Nasdaq notified the Company that the Company no longer met the maintenance criteria described in (ii) above, and gave the Company until September 1, 1999 to submit its plan to achieve compliance with all of the maintenance criteria. If Nasdaq delists the Common Stock from the Nasdaq SmallCap Market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. Furthermore, the regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended, require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stock could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

At  June  30,  1999,  the  Company  had  no  outstanding   derivative  financial
instruments. All of the Company's transactions occur in U.S. dollars. Therefore, the Company is not subject to significant foreign currency exchange risk.

Part II:  Other Information

Item 2:   Changes in Securities and Use of Proceeds

          The following unregistered securities were issued by the Company during the three months ended June 30, 1999:

 Date of          Description of                  Number of Shares Issued     Exercise or Purchase
 Issuance       Securities Issued                 or Subject to Options       Price per Share
 --------       -----------------                 -----------------------     --------------------
  4/7/99       Common Stock Options                      53,000                   $10.00
  4/7/99       Common Stock Options                       3,000                   $10.25
 4/12/99       Common Stock Options                       3,000                   $10.125
 4/12/99   Series B Convertible Preferred Stock          35,000                   $50.00
 4/12/99   Common Stock Purchase Warrants               700,000                    $0.01

The above options were granted to non-employee directors pursuant to the 1994 Formula Stock Option Plan or to an existing employee under the 1995 Stock Option Plan except for the 3,000 options at $10.25 which vest in two years and have a life of ten years. These other options have a vesting period of either two years or three years and a life of ten years.

Each share of Series B Convertible Preferred Stock is currently convertible into five shares of Common Stock, subject to certain antidilution provisions. A commission of $175,000 was paid to the placement agent in connection with the issuance of the Series B Convertible Preferred Stock.

The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities of Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of the options.

Irem 5:   Other Information:

On August 18, 1999, Nasdaq notified the Company that it no longer meets the net tangible assets/market capitalization/net income requirement for continued listing on The Nasdaq SmallCap Market. The Company has until September 1, 1999 to submit its plan for achieving compliance with all continued listing requirements. If Nasdaq concludes that the Company's plan is deficient and that the Company's continued listing is not warranted, it will send a notice of deficiency and commence the formal delisting process. Delisting action will not be taken until the Company has had adequate time to respond to the formal notice.

Item 6:   Exhibits and reports on Form 8-K:
          a)   Exhibits:  27 - Financial Data Schedule
          b) Form 8-K: On April 14, 1999, the Company filed a Form 8-K disclosing under Item 5 the sale and issuance of the Series B Convertible Stock and Warrants to Purchase 700,000 shares of Common Stock.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             DELICIOUS BRANDS, INC.
                                             (Registrant)

       August 23, 1999                       /s/ Michael J. Kirby
-----------------------------                -----------------------------------
          Date                                     Michael J. Kirby
                                               President, Director and
                                               Chief Executive Officer


       August 23, 1999                       /s/ Jeffry W. Weiner
-----------------------------                -----------------------------------
           Date                                      Jeffry W. Weiner
                                                Executive Vice President and
                                                  Chief Financial Officer