Form 10-Q
period 1999-09-30
DELICIOUS BRANDS INC
filed 1999-11-15
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                              --------------------------------------------------

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------   -----------------------

Commission file number 000-24941


                             Delicious Brands, Inc.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


                Delaware                                  06-1255882
-----------------------------------------         ------------------------------
     (State of other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)

2070 Maple Street, Des Plaines, Illinois                    60018
-----------------------------------------       --------------------------------
(Address of Principal executive offices)                  (Zip code)

Registrant's telephone number including area code:     (847) 699-3200
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


        YES        X                 NO
             ---------------             ----------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     4,666,085 shares of Common Stock were outstanding on October 29, 1999.

                             DELICIOUS BRANDS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                    I N D E X


Part I:      Financial Information                                          Page

    Item 1.  Financial Statements:

             Balance Sheets as of September 30, 1999 and December 31, 1998   2

             Statements of Operations, Three and Nine Months Ended           3
                  September 30, 1999 and 1998

             Statements of Cash Flows, Nine Months Ended September 30,       4
                  1999 and 1998

             Notes to Condensed Financial Statements                         5

    Item 2.  Management's Discussion and Analysis of Financial Condition     7
                  and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk       12


Part II:     Other Information

    Item 5.  Other Information                                               13

    Item 6.  Exhibits and Reports on Form 8-K                                13

                             DELICIOUS BRANDS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,      December 31,
                                                                                                 -------------      ------------
                                                                                                     1999               1998
                                                                                                     ----               ----
                                                                                                 (unaudited)
ASSETS
Current Assets:
      Cash                                                                                      $           0      $     981,646
      Accounts receivable (including $738,894 and $324,070,
            respectively, due from related parties, net of allowances of
            $823,877 and $800,980, respectively)................................................    6,144,020          5,108,747
      Inventory                                                                                     1,369,575          1,879,041
      Due from distributors.....................................................................       99,317             99,317
      Prepaid expenses and other current assets.................................................      378,518            327,964
                                                                                                -------------      -------------
                                                                                                    7,991,430          8,396,715
                                                                                                -------------      -------------
Property and Equipment, Net of Accumulated Depreciation.........................................      299,282            381,185
                                                                                                -------------      -------------

Other Assets:
      Goodwill..................................................................................    9,598,626         10,011,946
      Other.....................................................................................    1,167,988            436,261
                                                                                                -------------      -------------
                                                                                                   10,766,614         10,448,207
                                                                                                -------------      -------------
                                                                                                $  19,057,326      $  19,226,107
                                                                                                -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Bank loan payable.........................................................................$   3,277,845      $   3,665,828
      Notes Payable.............................................................................    5,250,000                  0
      Current portion of subordinated debt......................................................      393,332            393,332
      Accounts payable (including $60,455 and $82,040, respectively,
            due to related parties).............................................................    5,757,920          7,173,870
      Due to distributors.......................................................................      541,626            532,769
      Accrued expenses..........................................................................    2,563,829          2,954,389
      Current portion of long-term liabilities..................................................      759,430            904,838
                                                                                                -------------      -------------
                                                                                                   18,543,982         15,625,026
Long-term Liabilities:
      Restructuring liability...................................................................      379,121            544,679
      Packaging loss liability..................................................................      200,000            200,000
                                                                                                -------------      -------------
                                                                                                      579,121            744,679
                                                                                                -------------      -------------

Stockholders'  Deficit:
      Preferred  stock,  $.01  par  value  1,000,000  shares authorized:
            Class A designated 245,000 shares with a liquidation value of
            $8.00 per share, 189,584 and 195,834 shares issued and
            outstanding in 1999 and 1998, respectively..........................................    1,516,668          1,566,668
            Class B,  designated 35,000 shares issued and
            outstanding in 1999.................................................................          350                  0
      Common Stock,  $.01 par value, 25,000,000 shares authorized,
            4,715,010 and 4,481,767 shares issued in 1999 and 1998,
            respectively........................................................................       47,150             44,818
      Additional paid-in capital................................................................   20,420,002         18,343,209
      Accumulated deficit....................................................................... (21,888,898)       (16,937,244)
                                                                                                -------------      -------------
                                                                                                       95,272          3,017,451
      Less, common stock in treasury at cost....................................................    (161,049)          (161,049)
                                                                                                -------------      -------------
            Total stockholders' equity (deficit)................................................     (65,777)          2,856,402
                                                                                                -------------      -------------
                                                                                                $  19,057,326      $  19,226,107
                                                                                                =============      =============

         The accompanying notes are an integral part of this statement.
                                       2

                             DELICIOUS BRANDS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                        -------------------------------         ---------------- --------------
                                                               1999              1998                 1999               1998
                                                        -----------------     ---------         -------------   ---------------
Net Sales (including approximately
      $1,356,000, $1,282,000, $3,634,000
      and $5,050,000, respectively, to related
      parties)..........................................  $ 9,142,453         $17,491,396         $ 32,873,672         $39,822,411

Cost of Sales (including approximately
      $2,000, $968,000, $19,000
      and $2,881,000,  respectively, from
      related parties)..................................    6,935,195          13,241,731           25,252,463          30,688,685
                                                          -----------         -----------         -----------          -----------
Gross Profit............................................    2,207,258           4,249,665            7,621,209           9,133,726
                                                          -----------         -----------         -----------          -----------
Selling, general and administrative.....................    4,455,798           4,636,586           12,127,598          10,465,540
                                                          -----------         -----------         -----------          -----------
Loss from Operations:                                      (2,248,540)           (386,921)          (4,506,389)         (1,331,814)
                                                          -----------         -----------         -----------          -----------
Other Income (Expense):
      Interest Expense..................................     (142,158)           (368,837)            (484,234)           (883,351)
      Other, net........................................       (3,894)              2,611              117,303              40,416
                                                          -----------         -----------         -----------          -----------
                                                             (146,052)           (366,226)            (366,931)           (842,935)
                                                          -----------         -----------         -----------          -----------
Loss before Provision for Income Taxes..................   (2,394,592)           (753,147)          (4,873,320)         (2,174,749)
Provision for Income Taxes..............................            -                   -                    -                   -
                                                          -----------         -----------         ------------         -----------
Net Loss    ............................................  $(2,394,592)        $  (753,147)        $ (4,873,320)        $(2,174,749)
                                                          ===========         ===========         ============         ===========
Earnings per Share:
      Basic:
            Net Loss per common share...................  $      (.52)        $      (.23)        $      (1.10)        $      (.67)
                                                          ===========         ===========         ============         ===========
            Weighted average number of
            common shares outstanding..................     4,590,270           3,282,842            4,489,675           3,264,380

      Diluted:
            Net loss per common share..................   $      (.52)        $      (.23)        $      (1.10)        $      (.67)
                                                          ===========         ===========         ============         ===========
            Weighted average number of
            common shares outstanding..................     4,590,270           3,282,842            4,489,675           3,264,380


The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                     Nine Months Ended Sept. 30,
                                                                                     ---------------------------
                                                                                      1999                1998
                                                                                      ----                ----
Cash Flows from Operating Activities:
      Net loss    ............................................................$   (4,873,320)      $    (2,174,749)
      Adjustments to reconcile net loss to net cash used in
            operating activities:
            Common Stock issued for serviced rendered.........................       360,000                     0
            Depreciation and amortization.....................................       587,304               907,841
            Provision for bad debts...........................................       334,547               317,144
            Increase (Decrease) in cash from changes in:
                  Accounts receivable.........................................    (1,369,820)           (1,562,589)
                  Inventory...................................................       509,466              (999,139)
                  Due from distributors.......................................             0               112,378
                  Prepaid expenses and other current assets...................       (50,554)               70,779
                  Other assets................................................        84,577              (262,229)
                  Accounts payable and accrued expenses.......................    (2,138,008)            3,850,969
                  Due to distributors.........................................         8,857               215,210
                  Accrued restructuring liabilities...........................      (165,558)             (146,777)
                  Other liabilities...........................................      (145,408)             (186,186)
                                                                               -------------       ---------------
      Net cash provided by (used in) operating activities.....................    (6,857,917)              142,652
                                                                               -------------       ---------------
Cash Flows from Investing Activities:
      Payment for purchase of assets of Salerno Foods,
                  L.L.C. (net of cash acquired of $12,564)....................             0            (3,709,599)
      Purchase of property and equipment......................................       (71,638)              (69,539)
                                                                               -------------       ---------------
      Net cash used in investing activities...................................       (71,638)           (3,779,138)
                                                                               -------------       ---------------
Cash Flows from Financing Activities:
      Payments of long-term debt..............................................             0               (15,498)
      Proceeds (Payments) of bank loan payable, net...........................      (387,983)           (1,558,419)
      Checks issued in excess of funds on deposit.............................       331,498               790,182
      Proceeds from issuance of notes payable.................................     5,360,000             3,500,000
      Payment of notes payable................................................      (110,000)                    0
      Payment of notes payable issuance costs.................................      (836,747)                    0
      Proceeds from issuance of preferred stock...............................     1,750,000                     0
      Proceeds from issuance of common stock..................................       243,191               840,000
      Payment of preferred stock dividend.....................................       (78,334)                    0
      Initial public offering costs...........................................             0              (583,738)
      Payments of stock issuance costs........................................      (323,716)             (144,390)
                                                                               -------------       ---------------
      Net cash provided by financing activities...............................     5,947,909             2,828,137
                                                                               -------------       ---------------
Decrease in Cash..............................................................      (981,646)             (808,349)
Cash, Beginning of Period.....................................................       981,646               808,349
                                                                               -------------       ---------------
Cash, End of Period...........................................................$            0       $             0
                                                                               =============       ===============
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
            Income taxes......................................................$           0        $             0
                                                                               =============       ===============
            Interest..........................................................$     508,910        $       663,640
                                                                               =============       ===============

Supplemental Disclosure of Noncash Financing Activities:

      On August 18, 1999 165,000 shares of common stock were issued upon the exercise of outstanding options. The total consideration for the 165,000 shares, $360,000, was received in exchange for advisory consulting services.

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

MATTERS AFFECTING COMPARABILITY - ACQUISITION OF ASSETS

On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. ("Salerno"). Accordingly, the Company's results of operations for the nine months ended September 30, 1999 include the operating results of Salerno whereas the comparable nine months ended for the prior year include the operating results of Salerno beginning April 3, 1998.

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

                                                    Unaudited for the
                                                    Nine Months Ended
                                                   September 30, 1999
                                                   ------------------
         Net sales.........................      $         48,327,000
         Loss before income taxes..........      $         (3,486,000)
         Net loss..........................      $         (3,486,000)
         Net loss per share:
               Basic.......................      $              (1.07)
               Diluted.....................      $              (1.07)

BUSINESS AND OWNERSHIP

During the fourth quarter of 1998, the Company issued 1,150,000 shares of its Common Stock, at $12.00 per share, in an initial public offering. Proceeds of the offering were $10,690,684 net of commissions and other related expenses totaling $3,109,316.

On April 12, 1999, the Company consummated a private placement of 35,000 shares of Series B Convertible Preferred Stock, $.01 par value per share, and a warrant to purchase 700,000 shares of Common Stock, for an aggregate price of $1.75 million. Proceeds of the offering were $1,456,290, net of commissions and other related expenses totaling $293,710. Each share of Series B Convertible Preferred Stock is currently convertible into five shares of Common Stock, subject to certain antidilution provisions. The warrant to purchase 700,000 shares of Common Stock has an initial exercise price of $0.01 per share, subject to certain antidilution provisions, for a term of ten years from the date of its issuance.

2.       NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share and diluted net income (loss) per share have been calculated using the weighted average number of shares of Common Stock outstanding during each period. Preferred stock dividends, totaling $78,334, were paid during the three months ended March 31, 1999 and have been included in both the basic and diluted net income (loss) per share calculations for the nine months ended September 30, 1999. All options and warrants were omitted from the computation of diluted net income (loss) per share because the options and warrants are antidilutive when net losses are reported.

3.       INVENTORY

Inventory is stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

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

6.       BORROWINGS

On August 18, 1999, the Company issued $360,000 aggregate principal amount of promissory notes (the "Notes"). Interest on the Notes accrued at a rate of 10% per annum. A Note, $250,000 principal amount, was converted at the holder's request to an 8% Note (as defined below) on August 30, 1999. The remaining Note, $110,000 principal amount, along with all accrued interest on the Note was paid on September 3, 1999.

On August 30, 1999, the Company issued $5,250,000 aggregate principal amount of 8% Non-Negotiable Unsecured Convertible Promissory Notes (the "8% Notes"). The 8% Notes and accrued interest thereon are due and payable one year from the issuance of the 8% Notes. The 8% Notes are convertible, at the option of the 8% Note holder, into shares of the Company's common stock, $.01 par value per share, at the rate of one share for each $5.00 of outstanding principal amount of 8% Notes. No conversion can take place until the Company has obtained approval of The Nasdaq Stock Market ("Nasdaq") of the Company's additional listing application in respect of the shares of common stock to be issued upon conversion.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATTERS AFFECTING COMPARABILITY - ACQUISITION OF ASSETS

On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. ("Salerno"). Accordingly, the Company's results of operations for the nine months ended September 30, 1999 include the operating results of Salerno whereas the comparable nine months ended for the prior year include the results of Salerno beginning April 3, 1998.

RESULTS OF OPERATIONS

Net Sales.  Net sales  decreased  48% to $9.1 million for the three months ended
September 30, 1999. Delicious brand product sales decreased $3.6 million partially as a result of changes in the buying habits of distributors as well as increased competition from private label and national brands. Distributors formerly visited retailers multiple times each week and relied on unit volume to earn profits. Distributors currently rely on less visits per week, and lower volume sales at a higher gross margin. Effective August 2, 1999, the Company terminated business with its largest distributor of Delicious brand products due to poor performance and replaced it with new distributors. The Company experienced a decline in sales due to the start up process. Salerno brand product sales as compared to 1998 decreased $4.6 million primarily as a result of reduced sales to grocery chains, caused by increased competition, in two regions of the country and lower volume sales to certain national accounts. Both brands' sales were negatively affected by the Company's inability to obtain inventory, as discussed in "Liquidity and Capital Resources" below. Net sales decreased 17% to $32.9 million for the nine months ended September 30, 1999. The net sales decrease, $6.9 million, resulted primarily from the sales reduction in Delicious and Salerno discussed above, partially offset by the inclusion of Salerno for the entire nine months in 1999.

Gross Profit. Gross profit decreased 48% to $2.2 million for the three months ended September 30,1999. The gross profit decrease, $2.0 million, resulted primarily from the sales reduction discussed above. Gross profit as a percentage of sales remained constant for the three months ended September 30,1999 as Frookie and Delicious gross margins increased 2.9% while Salerno's gross profit decreased by 1.3%. The gross margin percentage increased for Frookie and Delicious product lines as the Company concentrated on raising gross margins by reducing promotion costs and obtaining lower supplier costs. Salerno's decrease in gross margin percentage was a result of increased promotional allowances caused by competitive pressures in the premium sector of the cookie market. Gross profit decreased 17% to $7.6 million and gross profit as a percentage of sales increased .3% for the nine months ended September 30, 1999. The gross profit decrease, $1.5 million, resulted primarily from the reduced sales and the gross margin variance discussed above, partially offset by the inclusion of Salerno for the entire nine months in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4% to $4.5 million for the three months ended September 30, 1999. The selling, general and administrative expense decrease, $181,000, resulted primarily from lower selling expenses related to reduced sales offset by higher advisory consulting fees and severance costs. Selling, general and administrative expenses increased 16% to $12.1 million for the nine months ended September 30, 1999. The selling, general and administrative expense increase, $1.7 million, resulted from the inclusion of the April 3, 1998 acquisition of Salerno partially offset by decreases noted above.

Other Income (Expense). Other expenses decreased 60% to $146,000 and 56% to $367,000 for the three and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 1999 interest expense declined $227,000 and $399,000, respectively. This decrease was primarily due to additional interest expense related to the April 3, 1998 acquisition of Salerno incurred during the six months ended September 30, 1998.

Provision for Income Tax. The provision for income tax for the three and nine months ended September 30, 1999 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance for the three and nine months ended September 30, 1999 increased $934,000 and $1,900,000, respectively. The valuation allowance increases were primarily due to the uncertainty of the future utilization of the net operating losses generated. The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to non-deductible amortization of intangible assets and the effect of the increase in the valuation allowance.

Net Loss. Net loss increased 218% to $2.4 million for the three months ended September 30, 1999 and 124% to $4.9 million for the nine months ended September 30, 1999. The increased losses were a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In recent periods, the Company has utilized its working capital and proceeds from both private placements and the Company's initial public offering (the "Initial Public Offering") of common stock, $.01 par value per share ("Common Stock") to cover operating deficits. Because the Company purchases its products from co-packers, it does not intend to invest in plant or equipment relating to the manufacture of products for sale. Further, the Company believes that its existing fleet of leased trucks is sufficient for the foreseeable future. In addition, the Company's introduction of new products represents an immaterial capital expenditure because co-packers are responsible for the research, development and ingredients costs. The only costs incurred by the Company are packaging design costs, which did not exceed $100,000 in 1998 and are not expected to increase significantly in 1999. Consequently, additions to property and equipment are not expected to be material in future periods.

On February 6, 1998, the Company consummated a second closing of a private placement (the "Second Closing") pursuant to which it issued an aggregate of 140,000 shares of Common Stock for an aggregate price of $840,000. The net proceeds of $695,610 from the Second Closing were applied by the Company to increase cash balances and reduce outstanding trade payables balances.

On March 30, 1998, the Company borrowed $500,000 (the "Acquisition Loan"). Such indebtedness bore interest at the rate of 12% per annum and matured on the consummation of the Company's Initial Public Offering on November 17, 1998. The Acquisition Loan and accrued interest thereon were repaid from the proceeds of the Initial Public Offering.

On April 3, 1998, the Company entered into an amendment to a revolving credit facility with U.S. Bancorp Republic Commercial Finance, Inc. ("Republic") for a revolving line of credit of up to $7.0 million. Borrowings under the revolving credit facility are due upon demand and bear interest at 1.50% per annum above the reference rate of interest publicly announced from time to time by U.S. Bank National Association (9.75% at September 30, 1999). Borrowings under the revolving credit facility at September 30, 1999 were $3.3 million. Borrowings under the revolving credit facility are collateralized by a first lien on substantially all of the assets of the Company. The revolving credit facility expires on November 30, 1999. Republic has notified the Company of its intention not to renew the revolving credit facility, but have granted the Company a 60 day extension of the November 30, 1999 expiration date. The Company is currently in negotiations with other lending organizations to establish a new revolving credit facility. No assurance can be made that the Company will be able to enter into a new facility on acceptable terms or at all. Failure to obtain a new facility would have a material adverse effect on the Company's business and financial condition.

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

On November 17, 1998, the Company consummated the Initial Public Offering of 1,000,000 shares of Common Stock, at a price of $12.00 per share. On December 31, 1998, the Company consummated the sale of 150,000 shares of Common Stock, at a price of $12.00 per share, pursuant to the underwriters' exercise of the over-allotment option. After deducting underwriting discounts and expenses, the Company received approximately $10.7 million of net proceeds from the Initial Public Offering.

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

On August 18, 1999, the Company issued $360,000 aggregate principal amount promissory notes (the "Notes"). Interest on the Notes accrued at a rate of 10% per annum. A Note, $250,000 principal amount, was converted at the holder's request to an 8% Note (as defined below) on August 30, 1999. The remaining Note, $110,000 principal amount, along with all accrued interest on the Note was paid on September 3, 1999.

On August 30, 1999, the Company issued $5,250,000 aggregate principal amount of 8% Non-Negotiable Unsecured Convertible Promissory Notes (the "8% Notes"). The 8% Notes and accrued interest thereon are due and payable one year from the issuance of the 8% Notes. The 8% Notes are convertible, at the option of the 8% Note holder, into shares of the Company's Common Stock at the rate of one share for each $5.00 of outstanding principal amount of 8% Notes. No conversion can take place until the Company has obtained approval of The Nasdaq Stock Market ("Nasdaq") of the Company's additional listing application in respect of the shares of Common Stock to be issued upon conversion.

During July and August 1999, the Company was unable to obtain all the inventory needed to fill customer orders, due to its inability to pay vendor obligations. Certain vendors who refused to ship merchandise began to provide inventory during September as the proceeds of the 8% Notes were applied to reduce trade payables.

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

YEAR 2000 PROGRAM

Many computer systems used in the current business environment were designed to use only two digits in the date field and thus may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the Year 2000 to remain functional. The Company's core internal systems that have been recently implemented are Year 2000 compliant. The Company has completed an assessment of Year 2000 issues, including issues with third-party suppliers and warehouse communications. Based on its evaluation, the Company does not believe that the cost of remedial actions will have a material adverse effect on the Company's results of operations, liquidity or financial condition. However, due to the general uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems and completion of projects as scheduled, the possibility of significant interruptions of normal operations should be reduced.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

PREVIOUS DEFAULT ON REPAYMENT OF PROMISSORY NOTES

In April 1999, promissory notes in the aggregate principal amount of approximately $393,000 matured. The Company did not repay the promissory notes and currently does not have funds to repay the promissory notes and believes its credit facility with Republic prohibits repayment of the principal portion of these promissory notes. There can be no assurance that the noteholders will not utilize any or all legal means necessary to recover the principal amount of the promissory notes, including an action for judgment or the filing of an involuntary petition for bankruptcy, which may have a material adverse effect on the Company's business, results of operations and financial condition.

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

RELIANCE ON OUTSIDE PRODUCT MANUFACTURING

The Company relies exclusively on outside manufacturers to produce and deliver its products to its distributors. The Company does not have any long-term contracts with its manufacturers. Due to the Company's current negative net working capital, many of the Company's outside manufacturers have restricted or eliminated credit terms and currently require payment upon delivery of the Company's products. During July and August, certain manufacturers refused to ship product due to the Company's liquidity problems. Vendor shipments resumed in September as the proceeds of the $5.25 million raised from the sale of the 8% Notes was applied to reduce trade payables. One manufacturer has given written notice to the Company and Republic of the Company's alleged breach of its manufacturing agreement with that manufacturer for failure to timely pay its invoices, but continues to ship product to the Company. No assurance can be given that if the Company needed to change manufacturers, it would be able to do so on a timely or effective basis. Additionally, production problems encountered by these outside manufacturers could have a material adverse effect on the business, results of operations and financial condition of the Company. Any such production problems could have a greater adverse effect on the Company as a result of it streamlining of its supplier base.

POTENTIAL NASDAQ DELISTING FOR VIOLATION OF MARKETPLACE RULE

In May 1999, the Company received a letter from The Nasdaq Stock Market ("Nasdaq") stating that the Company had violated a Nasdaq marketplace rule as a result of the Company's sale and issuance of shares of Series B Convertible Preferred Stock, $.01 par value per share, and warrants to purchase shares of Common Stock (the "Violation Letter"). The Violation Letter stated that Nasdaq would initiate its delisting procedure in respect of the Common Stock if the Company failed to propose a satisfactory plan of compliance. In accordance with Nasdaq's instructions, the Company submitted to Nasdaq a proposed plan of compliance that the Company believed would cure the alleged violation of the Nasdaq marketplace rule. The Company has received verbal approval of the revised plan and is awaiting formal written approval. If Nasdaq determines that the proposal is not satisfactory and that the Common Stock does not warrant continued listing, Nasdaq will issue a formal notice of deficiency, and, pending the outcome of a hearing, if one is requested by the Company, the Common Stock may be delisted from Nasdaq. Moreover, Nasdaq has discretionary power to delist companies from Nasdaq even if they satisfy the requirements for continued listing. There can be no assurance that Nasdaq will approve of the Company's proposal or, if a delisting hearing is conducted, that the Company will prevail at the delisting hearing. If the Company's Common Stock is delisted from Nasdaq, trading, if any, of the Common Stock would thereafter be conducted on the OTC Bulletin Board. See "Potential Nasdaq Delisting for Failure to Meeting Maintenance Requirements."

POTENTIAL NASDAQ DELISTING FOR FAILURE TO MEET MAINTENANCE REQUIREMENTS

The Company currently does not satisfy all of the Nasdaq SmallCap Market maintenance criteria, and its continued failure may result in the Common Stock no longer being eligible for quotation on the Nasdaq SmallCap Market and trading, if any, of the Common Stock would thereafter be conducted in the over-the-counter market. Under Nasdaq rules, in order for the Company to remain eligible for listing on the Nasdaq SmallCap Market, among other things, (i) the Company's Common Stock must have a minimum bid price of $1.00 and (ii) the Company must have minimum tangible net assets of $2 million or a market capitalization of $35 million or net income of $500,000 in two of the three prior years. On August 18, 1999, Nasdaq notified the Company that the Company no longer met the maintenance criteria described in (ii) above, and gave the Company until September 1, 1999 to submit its plan to achieve compliance with all of the maintenance criteria. The Company has not received Nasdaq's response to such plan. If Nasdaq delists the Common Stock from the Nasdaq SmallCap Market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. Furthermore, the regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended, require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stock could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1999, the Company had no outstanding derivative financial instruments. All of the Company's transactions occur in U.S. dollars. Therefore, the Company is not subject to significant foreign currency exchange risk.

Part II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

         (C) The following unregistered securities were issued by the Company during the three months ended September 30, 1999:

                              Description of             Number of
         Date of Issuance     Securities Issued         Shares Issued
         ----------------     -----------------         -------------
             8/18/99            Common Stock               225,000

         All of the above shares were issued upon the exercise of outstanding options. The options were not covered by a formal plan, and had exercise prices of $2 and $4 per share for 150,000 shares and 75,000 shares, respectively. The total consideration for the 225,000 shares was $600,000, of which the Company received $240,000 in cash and for past advisory consulting services valued at $360,000.

Item 5: OTHER INFORMATION:

On August 18, 1999, Nasdaq notified the Company that the Company no longer met the maintenance criteria described in (ii) above, and gave the Company until September 1, 1999 to submit its plan to achieve compliance with all of the maintenance criteria. The Company has not received Nasdaq's response to such plan. If Nasdaq delists the Common Stock from the Nasdaq SmallCap Market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. Furthermore, the regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended, require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stock could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market.

Item 6:  Exhibits and reports on Form 8-K:
         a)  Exhibits:  27 - Financial Data Schedule
         b) Form 8-K: On September 15, 1999, the Company filed a Form 8-K disclosing under Item 5 the sale and issuance of the 8% Notes and the appointment of Thomas Guinan as the Company's Chief Executive Officer and President and his election to the Board of Directors.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  DELICIOUS BRANDS, INC.
                                                       (Registrant)


November 12, 1999                                 /s/ Thomas J. Guinan
----------------------------------                ------------------------------
            Date                                  Thomas J. Guinan
                                                  President, Director and
                                                  Chief Executive Officer



November 12, 1999                                 /s/ Jeffry W. Weiner
----------------------------------                ------------------------------
            Date                                  Jeffry W. Weiner
                                                  Executive Vice President and
                                                  Chief Financial Officer