Form 10-K
period 1999-12-31
DELICIOUS BRANDS INC
filed 2000-04-14
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-24941

                             DELICIOUS BRANDS, INC.
 .
           (Exact name of the registrant as specified in its charter)


          DELAWARE                                  06-1255882
          --------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

2070 MAPLE STREET, DES PLAINES, ILLINOIS                         60018
----------------------------------------                         -----
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number including area code:             (847) 699-3200
                                                  -----------------------------

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

                                 YES  X   NO
                                     ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 YES  X   NO
                                     ---    ----

As of March 31, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $4,837,998. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

As  of  March  31,  2000,  there  were  4,697,085  shares   outstanding  of  the
Registrant's Common Stock.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

1.    BUSINESS...............................................................4
2.    PROPERTIES.............................................................6
3.    LEGAL PROCEEDINGS......................................................6
4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................6

                               PART II

5.    MARKET FOR THE  REGISTRANT'S COMMON EQUITY AND RELATED
      SHAREHOLDER MATTERS....................................................7
6.    SELECTED FINANCIAL DATA................................................8
7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS..............................................8
7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............13
8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................13
9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURES.............................................13

                              PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................13
11.   EXECUTIVE COMPENSATION................................................13
12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........13
13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................13

                               PART IV

14.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......14
15.   SIGNATURES............................................................15

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

RECENT HISTORY

            The Company's failure to satisfy the Nasdaq SmallCap Market maintenance requirements resulted in the Common Stock being delisted from the Nasdaq SmallCap Market. Trading of the Company's Common Stock, if any, is conducted in the Over-the-Counter Bulletin Board.

            As a result of the delisting of the Common Stock from the Nasdaq SmallCap Market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock.
Furthermore, the regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended, require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stock could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchaser of the Company's securities to sell their securities in the secondary market.

            On  April 5,  2000,  the  Company  entered  into an  Asset  Purchase
Agreement (the "APA") with BF USB, Inc., a Delaware corporation and indirect subsidiary of Parmalat Canada, Ltd., who is affiliated with certain of the Company's suppliers and customers and who has acquired businesses from and entered into a consulting agreement with the Company's Chairman of the Board of Directors. Under the terms of the APA, the Company will sell substantially all of its assets for $26,680,000 less a $1,700,000 working capital adjustment, plus (minus) actual working capital (deficit), delivered at closing, as defined, in cash and the assumption of certain liabilities that are related to the ongoing operations of the Company. The APA requires that $5,336,000 of the cash to be delivered at Closing be deposited into an escrow account to satisfy indemnification obligations (if any) of the Company which may arise under the APA. The provisions of the escrow agreement provide for release of funds in varying amounts on the six-, twelve- and eighteen-month anniversary of the closing date. After payment of all outstanding debt and redemption of its preferred stock the Company believes the proceeds from the sale will not represent a premium to current market capitalization. The purchase price is subject to adjustments and indemnifications as provided in the APA. The APA requires the Company to pay a break-up fee of $1,500,000 in the event this agreement is terminated by the Company, if the Company were to accept a superior proposal for the sale of the assets or otherwise. The Company has agreed not to compete in the snack food industry without the consent of BF USB and does not plan to operate in the snack food industry after consummation of the asset sale. The Company's Board of Directors is exploring its alternatives and opportunities and may seek to enter into a new line of business after the closing of the asset sale; however, the Board of Directors has not identified any new business at present and if the Board of Directors does not successfully identify a new line of business, it may seek to sell or liquidate the Company and pay out the net cash to its shareholders.

            Additionally, the sale is subject to regulatory and shareholder approval. This transaction is subject to satisfaction of various conditions, including, the approval of a majority of the shareholders of Delicious, Hart Scott Rodino Act approval, and other governmental approvals and the obtaining of all necessary consents. Delicious has received an opinion from its financial advisor, Valuemetrics, Inc., that the amount of consideration to be received by the Company is fair from a financial perspective.

            The Company's auditors have questioned the ability of the Company to continue as a going concern due to recurring losses from operations, a significant net working capital deficit and the fact that the Company's existing revolving line of credit will not be renewed beyond June, 15, 2000. Although management believes that the Company will continue operations until the pending asset sale described below is completed, there is no guarantee that the Company can remain viable until the conclusion of the pending transaction.

            There can be no assurance that the Company will successfully complete the transaction contemplated in the APA or, if such transaction is completed, the Company will have funds sufficient to meet its obligations. Should the Company be unable to complete the transaction discussed above, the Company will likely need to seek another buyer, raise additional debt or equity financing and/or curtail its operations.


DESCRIPTION OF BUSINESS

Products and Distribution

            The  Company  develops,  markets  and sells  cookies,  crackers  and related food products under the Delicious(R), Salerno(R), Mama's(R) and Frookie(R) labels, as well as licensed names including Butterfinger(TM), Chiquita(TM), Heath(R), and Raisinets(TM). The Company's product lines include a variety of different cookie, cracker and snack categories comprising more than 200 stock keeping units ("SKUs"). These products are sold primarily in the United States to independent direct-store delivery distributors for resale to supermarkets and other retail outlets, through large wholesalers to natural food stores and also directly to supermarkets and other retail outlets.

New Products

            During 1999 the Company focused a majority of its research and development efforts to extend and enhance its All-Natural product line and developing its single-serve product line.

            The liquidity problems  experienced by the Company in 1999 inhibited the introduction of new products. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" below.

Raw Materials

            The Company relies exclusively on outside manufacturers to produce its products. The main ingredients that these manufacturers use to produce the Company's products are flour, sugar, chocolate, shortening and milk. The Company's manufacturers also use paper products, as well as films and plastics to package its products. Certain of the Company's suppliers have withdrawn credit terms and require that the Company pay cash in advance for shipments. During the first quarter of 2000 a major supplier of the Company has experienced financial difficulties which have at times delayed the availability of product. There is no guarantee that the supplier will continue to produce product or that the Company will be able to find an alternative product source. Other than these situations, there are no current or anticipated problems with respect to the availability of the Company's products or any of the ingredients or materials used in the production or packaging of these products.

Patents, Trademarks and Licenses

            The Company has filed for and obtained trademark protection for a number of its products and trade names, including the names "Delicious," "Frookie," "Frookies," "Fruitin," "Salerno," "Mama's" and "R.W. Frookies." The Company generally files its trademark applications in the Unites States and several foreign countries, including Canada,

France, Great Britain and Japan. In connection with its Co-Branded product line, the Company has entered into license agreements with major companies that own the trademarks that are licensed to the Company.

Seasonality of Business

            The Company believes it has limited seasonality influences.

Working Capital (Deficit)

            As of December 31, 1999, the Company's current ratio (current assets divided by current liabilities) was 1.0 to 3.7. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for discussion of liquidity and plans to meet future liquidity needs.

Reliance on Major Distributors

            The Company relies on third-party distributors to sell and deliver certain of its products to supermarkets, mass merchandisers, club stores and convenience stores. Effective August 2, 1999, the Company terminated business with its largest distributor of Delicious brand products due to poor performance. The distributor represented approximately 15% of the Company's sales during 1998. While the Company has replaced this distributor with new distributors, the Company continues to experience a decline in sales. In response to the termination, the owner of this distributor ceased carrying the Company's products in their other divisions. During 1999, industry consolidation led to several major customers being purchased by competitors resulting in Company products being replaced by competitor merchandise.

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

Research and Development

            The Company's limited research and development team works to create new products and line extensions and improve existing products. The Company's packaging design is jointly created by an in-house design staff and outside design firms. The Company has focused and currently intends to continue to focus a majority of its research and development efforts extending and enhancing its All-Natural product line and developing its single-serve product line.

Environmental Matters

            To date, compliance with federal, state and local laws and regulations enacted to regulate the discharge of materials into the environment has not had, and is not expected to have, a material effect upon the Company's business, financial condition or results of operations.

Employees

            As of December 31, 1999, the Company had 91 full-time employees, 24 of which are represented by Teamsters Local 734. The Company's collective bargaining agreements with Teamsters Local 734 expire on May 12, 2001. The Company believes its relations with its employees is good.

ITEM 2.             PROPERTIES

            The Company's headquarters are located in 73,600 square feet of leased office and warehouse space in Des Plaines, Illinois. The Company's lease expires May 31, 2003. The Company also leases two warehouses in Michigan and New York. All leased warehouse space are primarily used for the distribution of Salerno and Mama's product lines.

ITEM 3.             LEGAL PROCEEDINGS

            On October 9, 1999 one of the Company's suppliers filed suit against the Company in the Circuit Court of Cook County, Illinois claiming breach of contract and bad faith dealing. The Company answered the complaint and filed a counterclaim for breach of contract due to poor quality of products. The Company continues to do business with this supplier; however, the Company has terminated its contract with this supplier. In the opinion of management, this suit is without merit but unfavorable disposition could have a material effect on the Company's financial position, results of operations or liquidity. In addition, from time to time, the Company may be subject to claims and lawsuits arising in the normal course of business.



ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY

            There were no matters submitted during 1999 to a vote of security holders, through the solicitation of proxies or otherwise. Currently, the sale of certain assets and liabilities of the Company (as previously discussed in "Recent History") will be submitted for approval to the security holders.


                                     PART II

ITEM 5.             MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                    SHAREHOLDER MATTERS

Market Information

            The Company's Common Stock was traded over-the-counter on the Nasdaq SmallCap Market System ("Nasdaq") (ticker symbol: DBSI) during the year ended December 31, 1999. On February 2, 2000 the Company's Common Stock was delisted from the Nasdaq Stock Market (see "Recent History" for previous discussions.) and is currently traded on the Over the Counter Bulletin Board. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock, as reported by Nasdaq. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                           Bid Prices
                                                           ----------

                Fiscal Year 1999                         High      Low
                ----------------                         ----      ---

                First Quarter                            $12 3/4   $11_
                Second Quarter                           $12 1/8   $6 7/8
                Third Quarter                            $9 1/8    $3 5/8
                Fourth Quarter                           $4 7/8    $1 5/16

                ----------------------------------------------------------------

                                                           Bid Prices
                                                           ----------

                Fiscal Year 1998                         High      Low
                ----------------                         ----      ---

                Fourth Quarter (1)                       $12 _     $11 1/2
                ----------------------------------------------------------------


(1) The Company's Common Stock commenced trading on November 12, 1998.


Holders

            As of December 31, 1999, there were 181 holders of record of the Company's Common Stock holding 2,928,142 shares of common stock with 1,769,825 shares of common stock being held in street name.

Dividends

            There have been no dividends declared on the Company's Common Stock in 1999 or 1998. The Company instead intends to retain any earnings to support the growth of the Company. Any future cash dividends on the Common Stock will depend on the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors. In addition, under the terms of the Company's financing agreement, as amended, with U.S. Bancorp Republic Commercial Finance, Inc. ("Republic"), the Company may not pay dividends without Republic's prior written consent. Lastly, the holders of shares of Series A, C and D Preferred Stock are entitled to receive in preference and prior to the Common Stock, semi-annual dividends of five, six and six percent, respectively, of the aggregate stated value of the Series A, C and D Preferred Stock. During 1999 the Company paid one semi-annual dividend to the holders of shares of Series A Preferred Stock aggregating $73,300. Any accrued but unpaid dividends on the Series A, C and D Preferred Stock must be paid by the Company prior to paying a dividend on the Common Stock.


ITEM 6.             SELECTED FINANCIAL DATA

            The following selected financial data of the Company are qualified by reference to and should be read in connection with the financial statements, including the notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.



                             Year ended December 31,
                  (in thousands, except per share information)

                                            1995            1996            1997           1998(1)          1999
                                            ----            ----            ----           ----             ----

Net Sales                                $ 52,722        $ 36,848        $ 30,665        $ 53,030        $ 41,086

Net (Loss)                               $ (6,955)       $   (898)       $ (3,398)       $ (5,308)       $ (7,635)

Net (Loss) Per Share                     $  (2.57)       $   (.32)       $  (1.16)       $  (1.57)       $  (1.70)

Total Assets                             $  9,719        $  7,592        $  6,487        $ 17,828        $ 14,234

Long-term Debt (excluding
current portion                          $  2,151        $  2,110        $  1,960        $      0        $      0



(1) In April 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The Company's auditors have questioned the ability of the Company to continue as a going concern due to recurring losses from operations, a significant net working capital deficit and the fact that the Company's existing revolving line of credit will not be renewed beyond June, 15, 2000. Although management believes that the Company will continue operations until the pending asset sale is completed, there is no guarantee that the Company can remain viable until the conclusion of the pending transaction. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event the Company's plans are not successful.

            Set forth below is a discussion of the financial condition and results of operations for the years ended December 31, 1999, 1998, and 1997. The 1998 results of operations include financial results relating to the acquisition of Salerno Foods, L.L.C. ("Salerno") since April 3, 1998, the date of acquisition. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the information set forth in "Selected Financial Data" and financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY - ACQUISITION OF ASSETS

            On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno ("Salerno"). Accordingly, the Company's results of operations for the twelve months ended December 31, 1999 include the operating results of Salerno whereas the comparable twelve months ended for the prior year include the results of Salerno beginning April 3, 1998.


YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

NET SALES

            Net sales decreased 23% to $41.1 million for the year ended December 31, 1999 from $53.0 million for the year ended December 31, 1998. Delicious brand product sales decreased 45% partially as a result of changes in the buying habits of distributors as well as increased competition from private label and national brands. Distributors formerly visited retailers multiple times each week and relied on unit volume to earn profits. Distributors currently rely on less visits per week, lower volume sales and a higher gross margin. Effective August 2, 1999 the Company terminated business with its largest distributor of Delicious brand products due to poor performance. The distributor represented approximately 15% of the Company's sales during 1998. While the Company has replaced this distributor with new distributors, the Company continues to experience a decline in sales. In response to the termination of this distributor, the owner ceased carrying the Company's products in their other divisions. Also during 1999, industry consolidation led to several major customers being purchased by competitors and the loss of sales. Salerno brand product sales as compared to 1998 declined 24% primarily as a result of reduced sales to certain national accounts. Sales were negatively affected by the Company's inability to obtain inventory, as discussed in "Liquidity and Capital Resources" below.

GROSS PROFIT

            Gross profit decreased 16% to $9.4 million for the year ended December 31, 1999 from $11.2 million for the year ended December 31, 1998. Gross profit as a percentage of sales increased 1.8% as Delicious and Frookie gross margins increased 1.7% while Salerno's gross margins decreased 1.3%. The gross margin percentage increased for Delicious and Frookie product lines as the Company concentrated on increasing gross margin by reducing promotional costs and obtaining lower supplier costs. Salerno's decrease in gross margin percentage resulted from higher promotional allowances caused by competitive pressures in the market sector for premium cookies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses increased 8% to $15.8 million for the year ended December 31, 1999 from $14.7 million for the year ended December 31, 1998. The increase in selling, general and administrative expense was due to the inclusion of twelve months of operating expenses for the year ended 1999 versus nine months of expenses in 1998 due to the April 3, 1998 purchase of Salerno Foods, L.L.C. The higher expenses were offset by lower selling expenses related to reduced sales as well as a decline in general and administrative expenses caused by the elimination of redundant expenses associated with the April 3, 1998 acquisition of Salerno.

OTHER INCOME (EXPENSE)

            Other expenses decreased 37% to $1.2 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998. Financing fees and interest expense declined 56% and 36% respectively due to additional expenses related to the April 3, 1998 acquisition of Salerno.

PROVISION FOR INCOME TAX

            The provision for income tax for the year ended December 31, 1999 was zero as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of the loss. The valuation allowance increased $2.9 million primarily due to the uncertainty of the future utilization of the net loss generated in 1999.

            At December 31, 1999, the Company has available for tax reporting purposes approximately $21,228,000 of net operating loss carryforwards expiring in varying amounts through 2019. As a result of the private placement of Series B Preferred Stock in 1999, the utilization of net operating loss carryforwards generated prior to the transaction are limited under Section 382 of the Internal Revenue Code.

NET LOSS

            Net loss increased 44% to $7.6 million for the year ended December 31, 1999 from $5.3 million for the year ended December 31, 1998. The increased losses were a result of the factors discussed above.

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

OTHER INCOME (EXPENSE)

            Other expense increased 293% to $1.9 million for the year ended December 31, 1998 from $484,000 for the year ended December 31, 1997. The increase was primarily due to increased interest expense and financing fees of $1.2 million related to borrowings used in the acquisition of Salerno and for working capital needed to operate the Salerno product line.
                                      -10-

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

Liquidity and Capital Resources
-------------------------------

            Currently, the Company has insufficient funds for its needs. The Company is seeking funds from the sale of certain assets and liabilities (see "Recent History" for previous discussion); however, this transaction is subject to satisfaction of various conditions, including the approval of a majority of the shareholders of the Company, Hart Scott Rodino Act approval, other governmental approvals and obtaining all necessary consents. There is no assurance that this transaction will be completed and that an alternate source of additional funds can be obtained on acceptable terms, if at all. If the Company is unable to obtain additional financing or generate positive cash flow or sell substantially all its assets, the Company's business will be materially adversely affected.

            In recent periods, the Company has utilized its working capital and proceeds from both private placements and the Company's initial public offering (the "Initial Public Offering") of common stock, $.01 par value per share ("Common Stock") to cover operating deficits. Because the Company purchases its products from co-packers, it does not intend to invest in plant or equipment relating to the manufacture of products for sale. Further, the Company believes that its existing fleet of leased trucks is sufficient for the foreseeable future. In addition, the Company's introduction of new products represents an immaterial capital expenditure because co-packers are responsible for the research, development and ingredients costs. The only costs incurred by the Company are packaging design costs, which did not exceed $100,000 in either 1999 or 1998. Consequently, additions to property and equipment are not expected to be material in future periods.

            On February 6, 1998, the Company consummated a second closing of the October Private Placement (the "Second Closing") pursuant to which it issued an aggregate of 140,000 shares of Common Stock for an aggregate price of $840,000. The net proceeds of $695,610 from the Second Closing, were applied by the Company to increase cash balances and reduce outstanding trade payables balances.

            On March 30, 1998, the Company borrowed $500,000 (the "Acquisition Loan"). Such indebtedness bears interest at the rate of 12% per annum and matured on the consummation of the Company's initial Public Offering on November 17, 1998. The Acquisition Loan and accrued interest thereon were repaid from the proceeds of the Initial Public Offering.

            On April 3, 1998, the Company entered into an amendment to a revolving credit facility with U.S. Bancorp Republic Commercial Finance, Inc. ("Republic") for a revolving line of credit of up to $7.0 million. Borrowings under the revolving credit facility are due upon demand and bear interest at 1.50% per annum above the reference rate of interest publicly announced from time to time by U.S. Bank National Association (10.0% at December 31, 1999). Borrowings under the revolving credit facility at December 31, 1999 were $1.3 million. Borrowings under the revolving credit facility are collateralized by a first lien on substantially all of the assets of the Company. The revolving credit facility expired on November 30, 1999. Republic has notified the Company that it will not renew the agreement but has granted an extension of the expiration date to June 15, 2000. No assurance can be made that the Company will be able to enter into a new facility on acceptable terms or at all. Failure to obtain a new facility would have a material adverse effect on the Company's business and financial condition.

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

            On November 17, 1998, the Company consummated an Initial Public Offering of 1,000,000 shares of Common Stock, at a price of $12.00 per share. On December 31, 1998, the Company consummated the sale of 150,000 shares of Common Stock, at a price of $12.00 per share, pursuant to the underwriters' exercise of the over-allotment option on December 29, 1998. After deducting underwriting discounts and expenses, the Company received approximately $10.7 million of net proceeds from the Initial Public Offering.

            On April 12, 1999, the Company consummated a private placement of 35,000 shares of Series B Preferred Stock and a warrant to purchase 700,000 shares of Common Stock for an aggregate price of $1.75 million. The net proceeds of $1.5 million were applied by the Company to primarily reduce outstanding trade payables balances. Each share of Series B Preferred Stock is currently convertible into approximately seven shares of Common Stock, subject to certain antidilution provisions. The warrant to purchase 700,000 shares of Common Stock has an initial exercise price of $0.01 per share, subject to certain antidilution provisions, for a term of ten years from the date of its issuance. The warrant was exercised on April 7. 2000.

            On April 27, 1999, 9% promissory notes in the aggregate principal amount of approximately $393,000 matured. The Company did not repay the promissory notes and currently does not have funds to repay the promissory notes, and expects to repay the notes as funds become available.

            On August 18, 1999, the Company issued promissory notes in the aggregate principal amount of $360,000 (the "Notes"). Interest on the Notes accrues at a rate of 10% per annum. A Note in the principal amount of $250,000 was converted at the holder's request to an 8% Note (as defined below) on August 30, 1999. The remaining Note in the principal amount of $110,000, along with all accrued interest on the Note, was paid on September 3, 1999.

            On August 30, 1999, the Company issued an 8% non-negotiable unsecured convertible promissory note in the principal amount of $5,250,000 (the "8% Notes"). The 8% Notes and accrued interest thereon are due and payable one year from issuance of the 8% Notes. The 8% Notes are convertible, at the option of the 8% Note holder, into shares of the Company's Common Stock at the rate of one share for each $5.00 of outstanding principal amount.

            On December 23, 1999, the Company consummated an initial closing of a private placement to which it issued an aggregate of 170,038 share of 12% Cumulative Series C Preferred Stock for an aggregate price of $3,401,000. The net proceeds of $2,993,000 were applied by the Company to increase cash balances and reduce outstanding trade payable balances.

            On January 7, 2000, the Company consummated a second closing of a private placement to which it issued an aggregate of 83,625 shares of 12% Cumulative Series C Preferred Stock for an aggregate price of $1,673,000. The net proceeds of $1,467,000 were applied by the Company to increase cash balances and reduce outstanding trade payable balances.

            On April 6, 2000, the Company consummated the closing of a private placement to which it issued an aggregate 100,000 shares of 12% Cumulative Series D Preferred Stock for an aggregate price of $2,000,000. The net proceeds of $1,725,000 were used as follows: (1) $500,000 was deposited into a special escrow reserve account related to the pending sale of certain assets and liabilities of the Company (see "Recent History" for previous discussion), and
(2) $1,225,000 to increase cash balances, paydown the bank loan and reduce outstanding trade payable balances.

            During July, August, November and December 1999, the Company was unable to obtain all the inventory needed to fill customer orders, due to its inability to meet vendor obligations. Certain vendors who refused to ship merchandise have begun to supply inventory.

YEAR 2000 PROGRAM

            The Company's computer hardware and software have been modified to be Year 2000 compliant. It appears that the Company's suppliers are also Year 2000 compliant and any Year 2000 failures have not and will not have a material impact on the Company's results of operations, liquidity or financial condition.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

            At December 31, 1999, the Company had no outstanding derivative financial instruments. All of the Company's transactions occur in U.S. dollars. Therefore, the Company is not subject to significant foreign currency exchange risk.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See the Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During the period January 1, 1999 through April 6, 2000, the Company entered into the following transactions with Donald Schmitt, Chairman of the Board: (A) On December 8, 1999 the Company issued Mr. Schmitt 25,000 shares of Common Stock with a market value of $39,844 for services rendered during the year. (B) On December 23, 1999 Mr. Schmitt purchased 15,000 shares of Series C Preferred Stock for $300,000. The terms were the same as those given other investors and the purchase represented approximately 6% of the total shares issued to investors. (C) On April 6, 2000 Mr. Schmitt purchased 25,000 shares of Series D Preferred Stock for $500,000. The terms were the same as those given other investors and the purchase represented 25% of the total shares issued to investors.

            Additionally, on March 15, 2000 Mr. Schmitt paid $100,000 and issued a personal promissory note for $401,084 to settle a dispute with a former
Company supplier. The Company reimbursed Mr. Schmitt for the $100,000 and intends to reimburse him for the $401,084 after Mr. Schmitt pays the promissory note when due on July 31, 2000.

            The Company entered into an arrangement with a company, which one of the members of the board of directors serves as president, to pay a fee for raising capital as follows: 5% on the first $5.0 million and 3% thereafter on the proceeds of all future debt and equity financings. The fees paid included $325,750 in cash, 3,413 shares of Series C Preferred Stock valued at $68,250. Additional fees of $60,000 in cash will be paid on the Series D Preferred Stock offering.


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

            (b) The Company did not file any 8-K filings during the last quarter of the year ending December 31, 1999.

            (c)     Exhibits:

                    3.1   Amended Bylaws
                    3.2   Amended and Restated  Certificate of the Designations,
                          Powers,   Preferences  and  Rights  of  the  Series  B
                          Convertible Preferred Stock
                    3.3   Certificate of Designation of Series C Preferred Stock
                    3.4   Certificate of Designation of Series D Preferred Stock
                    10.1  Stock Purchase Agreement relating to Series C
                    10.2  Stock Purchase Agreement relating to Series D
                    10.3  Asset Purchase Agreement dated April 5, 2000
                    27.1  Financial Data Schedule
                    99.1  Press Release dated April 7, 2000

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DELICIOUS BRANDS, INC.
                                (Registrant)


Dated: April 14, 2000           /s/ Thomas J. Guinan
                                ----------------------------------------------
                                Thomas J. Guinan
                                President, Director and Chief Executive Officer


Dated: April 14, 2000           /s/ Jeffry W. Weiner
                                ----------------------------------------------
                                Jeffry W. Weiner
                                Executive  Vice  President  and Chief  Financial
                                Officer

            Known all men by these presents, that each person whose signature appears below hereby constitutes and appoints Thomas J. Guinan and Jeffry W. Weiner his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE                                 SIGNATURE
----                                 ---------


April 14, 2000                       /s/ Donald C. Schmitt
                                     -------------------------------------------
                                     Donald C. Schmitt
                                     Director and Chairman


April 14, 2000                       /s/ Michael P. Schall
                                     -------------------------------------------
                                     Michael P. Schall
                                     Director


April 14, 2000                       /s/ Edward R. Sousa
                                     -------------------------------------------
                                     Edward R. Sousa
                                     Director


April 14, 2000                       /s/ John H. Wyant
                                     -------------------------------------------
                                     John H. Wyant
                                     Director


April 14, 2000                       /s/ Thomas J. Guinan
                                     -------------------------------------------
                                     Thomas J. Guinan
                                     President,   Chief  Executive  Officer  and
                                     Director

April 14, 2000                       /s/ Russell D. Glass
                                     -------------------------------------------
                                     Director

                             DELICIOUS BRANDS, INC.


                        INDEPENDENT AUDITORS' REPORT AND

                              FINANCIAL STATEMENTS




                                DECEMBER 31, 1999

                             DELICIOUS BRANDS, INC.




                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page


INDEPENDENT AUDITORS' REPORT                                                F-2


FINANCIAL STATEMENTS:
          Balance Sheets, December 31, 1999 and 1998                        F-3

          Statement of Operations, Years Ended December 31,
               1999, 1998 and 1997                                          F-4

          Statement of Stockholders' Equity, Years Ended
               December 31, 1999, 1998 and 1997                             F-5

          Statement of Cash Flows, Years Ended December 31,
               1999, 1998 and 1997                                    F-6 - F-7

          Notes to the Financial Statements                           F-8 - F-20

ADDITIONAL FINANCIAL DATA:
          Independent Auditors' Report on Schedules                         S-1

          Valuation and Qualifying Accounts (Schedule II)                   S-2

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Delicious Brands, Inc.

We have audited the accompanying balance sheets of DELICIOUS BRANDS, INC. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Delicious Brands, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1, on April 5, 2000, the Company entered into an agreement to sell substantially all of its assets for cash and the assumption of certain of its liabilities.

ALTSCHULER, MELVOIN AND GLASSER LLP
/S/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
February 24, 2000, except for Notes 1, 4, 6 and 10 as to which the date is April 7, 2000

                             DELICIOUS BRANDS, INC.
                                 Balance Sheets
                           December 31, 1999 and 1998

          Assets                                                         1999            1998
                                                                         ----            ----
Current Assets:
      Cash                                                            $  600,762     $  981,646
      Accounts receivable (including $213,040 and $324,070,
        respectively, due from related parties), net of allowances
        of $2,857,970 and $2,489,260, respectively                     1,797,900      3,795,948
      Inventory                                                        1,043,400      1,879,041
      Due from distributors                                                    0         13,770
      Prepaid expenses and other current assets                          247,761        327,964
                                                                      ----------     ----------
                                                                       3,689,823      6,998,369
                                                                      ----------     ----------
Property and Equipment, Net of Accumulated Depreciation                  269,833        381,185
                                                                      ----------     ----------
Other Assets:
      Goodwill                                                         9,460,852     10,011,946
      Other                                                              813,919        436,261
                                                                      10,274,771     10,448,207
                                                                     -----------    -----------
                                                                     $14,234,427    $17,827,761
                                                                     ===========    ===========
              Liabilities and Stockholders' Equity
Current Liabilities:
      Bank loan payable                                              $ 1,326,033    $ 3,665,828
      Current portion of subordinated debt                             5,643,332        393,332
      Accounts payable (including $60,460 and $82,040,
        respectively, due to related parties)                          3,839,756      7,173,870
      Due to distributors                                                308,559        532,769
      Accrued expenses                                                 1,796,091      1,556,043
      Current portion of long-term liabilities                           791,354        904,838
                                                                     -----------    -----------
                                                                      13,705,125     14,226,680
                                                                     -----------    -----------
Long-term Liabilities:
      Restructuring liability                                            335,454        544,679
      Packaging loss liability                                                 0        200,000
                                                                     -----------   ------------
                                                                         335,454        744,679
                                                                     -----------   ------------
Commitments and Contingencies
Stockholders' Equity:
      Preferred stock, $.01 par value,1,000,000 shares authorized:
            Series A, 183,334 and 195,834 shares issued and
             outstanding in 1999 and 1998, respectively                1,466,668     1,566,668
            Series B, 35,000 shares issued and outstanding in
             1999, liquidation value equals stated value               1,750,000             0
            Series C, 170,038 shares issued and outstanding in
             1999, liquidation value of $5,101,140                     3,400,760             0
      Class A common stock, voting, $.01 par value, 25,000,000
         shares authorized, 4,746,010 and 4,481,767 shares issued
         in 1999 and 1998, respectively                                   47,460        44,818
      Additional paid-in capital                                      18,335,918    18,343,209
      Accumulated deficit                                            (24,645,909)  (16,937,244)
                                                                    -----------   -----------
                                                                         354,897     3,017,451
      Less, common stock in treasury at cost                            (161,049)     (161,049)
                                                                    -----------   -----------
      Total stockholders' equity                                         193,848     2,856,402
                                                                     -----------   -----------

                                                                     $14,234,427   $17,827,761
                                                                     ===========   ===========

         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.

                             Statement of Operations
                  Years Ended December 31, 1999, 1998 and 1997



                                                                   1999               1998                  1997
                                                              -------------      --------------        -------------

Net Sales (including approximately $1,020,000,
  $5,920,000 and $5,325,000, respectively, to
  related parties)                                            $  41,085,899       $  53,030,115        $  30,664,723

Cost of Sales (including approximately $19,000,
   $589,000 and $395,000, respectively, from
   related parties)                                              31,671,826          41,855,211           25,193,264
                                                              -------------      --------------        -------------
Gross Profit                                                      9,414,073          11,174,904            5,471,459
                                                              -------------      --------------        -------------

Operating Expenses:
     Selling, general and administrative                         15,847,244          14,729,305            6,836,996
     Restructuring charge                                                 0            (150,382)           1,548,035
                                                              -------------      --------------        -------------
                                                                 15,847,244          14,578,923            8,385,031
                                                              -------------      --------------        -------------
Loss from Operations                                             (6,433,171)         (3,404,019)          (2,913,572)
                                                              -------------      --------------        -------------

Other Income (Expense):
    Amortization of deferred financing costs                       (308,056)           (700,629)             (33,418)
    Interest expense                                               (777,255)         (1,213,168)            (416,913)
    Other, net                                                     (116,849               9,708              (34,223)
                                                              -------------      --------------        -------------
                                                                 (1,202,160)         (1,904,089)            (484,554)
                                                              -------------      --------------        -------------
Loss before Provision for Income Taxes                           (7,635,331)         (5,308,108)          (3,398,126)

Provision for Income Taxes                                                0                   0                    0
                                                              -------------      --------------        -------------

Net Loss                                                        $(7,635,331)        $(5,308,108)         $(3,398,126)

Earnings per Share:
    Basic and diluted:
          Net loss per common share                             $(     1.70)        $(     1.57)         $(     1.16)
                                                              =============      ==============        =============

          Weighted average number of
            common shares outstanding                             4,537,265           3,389,993            2,933,623
                                                              =============      ==============        =============

             The accompanying notes are an part of this statement.

                             DELICIOUS BRANDS, INC.

                        Statement of Stockholders' Equity
                  Years Ended December 31, 1999, 1998 and 1997



                                                                                         Additional
                                        Preferred Stock             Common Stock           Paid-in
                                     Shares       Amount         Shares      Amount        Capital
                                     ------       ------         ------      ------        -------

Balance, January 1, 1997                   0     $       0       2,976,767   $  29,768    $  6,013,494

Proceeds from Issuance of Common Stock,
   Net of $303,829 in Expenses                                     210,000       2,100         954,071

Issuance of Stock for Services                                       5,000          50           2,250

Net Loss
                                       -----     ---------       ---------   ---------    ------------
Balance, December 31, 1997                 0             0       3,191,767      31,918       6,969,815

Proceeds from Issuance of Common
 Stock, Net of $144,390  in Expenses                               140,000       1,400         694,210

Conversion of 9% Subordinated
  Convertible Notes to Preferred
  Stock                              195,834     1,566,668

Proceeds from Issuance of Common
  Stock in an Initial Public
  Offering, Net of $3,109,316 in
  Expenses                                                       1,150,000      11,500      10,679,184

Net Loss
                                     -------     ---------       ---------   ---------    ------------
Balance, December 31, 1998           195,834     1,566,668       4,481,767      44,818      18,343,209

Proceeds from Issuance of
   Common Stock                                                     61,743         617         242,172

Issuance of Common Stock
  for Services                                                     190,000       1,900         397,944

Dividends Paid on Series A
  Preferred Stock

Conversion of Series A Preferred
  Stock to Common Stock              (12,500)     (100,000)         12,500         125          99,875

Proceeds from Issuance of Series B
 Preferred Stock,  Net of $339,536
 in Expenses                          35,000     1,750,000                                    (339,536)

Proceeds from Issuance of Series C
 Preferred Stock,  Net of $407,746
 in Expenses (inclusive of 17,538
 shares issued in exchange
 for placement services)             170,038     3,400,760                                    (407,746)

Net Loss
                                     -------     ---------       ---------   ---------    ------------
Balance, December 31, 1999           388,372    $6,617,428       4,746,010   $  47,460    $ 18,335,918
                                     =======    ==========       =========   =========    ============

                                                                                 Total
                                                                             Stockholders'
                                      Accumulated      Treasury Stock            Equity
                                        (Deficit)      Shares   Amount          (Deficit)
                                        ---------      ------   ------          ---------

Balance, January 1, 1997              $(8,231,010)   (48,925)   $(161,049)    $(2,348,797)

Proceeds from Issuance of Common
   Stock, Net of $303,829 in
   Expenses                                                                       956,171

Issuance of Stock for Services                                                      2,300

Net Loss                               (3,398,126)                             (3,398,126)
                                      -----------    -------     --------     -----------
Balance, December 31, 1997            (11,629,136)   (48,925)    (161,049)     (4,788,452)

Proceeds from Issuance of Common
 Stock, Net of $144,390  in Expenses                                              695,610

Conversion of 9% Subordinated
  Convertible Notes to Preferred
  Stock                                                                         1,566,668

Proceeds from Issuance of Common
  Stock in an Initial Public
  Offering, Net of $3,109,316 in
  Expenses                                                                     10,690,684

Net Loss                               ( 5,308,108)                            (5,308,108)
                                      -----------    -------     --------     -----------
Balance, December 31, 1998             (16,937,244)  (48,925)    (161,049)      2,856,402

Proceeds from Issuance of
   Common Stock                                                                   242,789

Issuance of Common Stock
  for Services                                                                    399,844

Dividends Paid on Series A
  Preferred Stock                          (73,334)                               (73,334)

Conversion of Series A Preferred
  Stock to Common Stock                                                                 0

Proceeds from Issuance of Series B
 Preferred Stock,  Net of $339,536
 in Expense                                                                     1,410,464

Proceeds from Issuance of Series C
 Preferred Stock,  Net of $407,746
 in Expenses (inclusive of 17,538
 shares issued in exchange
 for placement services)                                                        2,993,014

Net Loss                                   (7,635,331)                         (7,635,331)
                                         ------------   -------     --------   -----------
Balance, December 31, 1999               $(24,645,909)  (48,925)   $(161,049)  $  193,848
                                         ============   =======    =========   ===========

             The accompanying notes are an part of this statement.

                             DELICIOUS BRANDS, INC.

                             Statement of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997


                                                              1999              1998             1997
                                                              ----              ----             ----

Cash Flows from Operating Activities:
     Net loss                                             $(7,635,331)      $(5,308,108)     $(3,398,126)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                     1,053,172         1,326,714          352,320
          Provision for bad debts                             949,853           444,330           40,487
          Loss on disposal of property and
             equipment                                              0                 0           50,899
        Restructuring charge                                        0          (150,382)       1,548,035
        Issuance of common stock for
             services                                         399,844                 0            2,300
        Increase (Decrease) in cash (exclusive
             of Salerno acquisition) from
             changes in:
               Accounts receivable                          1,048,195          ( 83,823)         (76,217)
             Inventory                                        835,641          (334,943)         616,248
             Due from distributors                             13,770           158,406           15,653
             Prepaid expenses and other current assets         80,203            67,366          240,652
             Other assets                                     160,058            90,336          (90,020)
             Accounts payable and accrued expenses         (3,094,066)          176,235          437,799
             Due  to distributors                           ( 224,210)          206,757          158,460
             Accrued restructuring liabilities              ( 212,611)         (224,814)        (399,128)
             Other liabilities                              ( 308,179)         (827,297)         186,964
                                                         ------------      ------------      -----------
     Net cash used in operating activities                 (6,933,661)       (4,459,223)        (313,674)
                                                         ------------      ------------      -----------
Cash Flows from Investing Activities:
     Payment for purchase of assets of Salerno
       Foods, L.L.C. (net of cash acquired of
       $12,564)                                                     0        (5,129,943)               0
     Purchase of property and equipment                       (91,204)         (107,400)         (47,730)
                                                         ------------      ------------      -----------
     Net cash used in investing activities                    (91,204)       (5,237,343)         (47,730)
Cash Flows from Financing Activities:
     Payments of long-term debt                                (1,919)        (  21,101)         (17,420)
     Payments of financing costs                             (837,241)         (692,621)               0
     Payments of bank loan payable, net                    (2,339,795)       (1,135,465)               0
     Proceeds from issuance of notes payable                5,250,000         5,200,000         (430,704)
     Payments of notes payable                                      0        (5,200,000)               0
     Proceeds from issuance of common and
        preferred stock                                     5,042,792        14,640,000        1,260,000
          Dividends paid                                      (73,334)                0                0
     Payment of stock issuance costs                         (396,522)       (2,920,950)        (303,829)
                                                         ------------      ------------      -----------
     Net cash provided by financing activities              6,643,981         9,869,863          508,047
                                                          -----------       -----------       ----------
Increase (Decrease) in Cash                                  (380,884)          173,297          146,643

Cash, Beginning of Year                                       981,646           808,349          661,706
                                                         ------------      ------------      -----------
Cash, End of Year                                        $    600,762      $    981,646      $   808,349
                                                         ============      ============      ===========

                             DELICIOUS BRANDS, INC.

                             Statement of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997

                                              1999               1998            1997
                                              ----               ----            ----

Supplemental Disclosure of Cash Flow
   Information:
      Cash paid during the year for:

           Interest                        $ 640,262         $ 1,201,291      $ 420,296
                                           =========         ===========      =========

Supplemental Disclosure of Noncash
   Investing and Financing Activities:
       On  April 3, 1998, the Company acquired substantially all of the assets and assumed  certain  liabilities  of Salerno
         Foods,   L.L.C.  (Note  12).  In  conjunction  with  the
         acquisition, liabilities were assumed as follows:
            Fair value of assets acquired, including goodwill and
              transaction costs                                            $13,447,134
            Cash paid (net of $220,000 purchase price adjustment)           (4,780,000)
            Transaction costs                                               (  362,507)
                                                                           -----------
                   Liabilities assumed                                     $ 8,304,627
                                                                           ===========

          During 1999, 17,538 shares of Class C Preferred Stock were issued for payment of $350,760 in placement fees.

          During 1998,  in exchange  for 9%  Subordinated  Convertible
             Notes of $1,566,668, the Company issued 195,834 shares of Series A Preferred Stock.

          As of December 31, 1998, unpaid transaction costs of $332,756, were included in accounts payable and accrued expenses.

          During March  and  October  of  1997,  in  satisfaction  for payments  of trade  accounts  receivable,  an  aggregate
             $150,000  of   subordinated   debt  was   redeemed   and
             cancelled.

             The accompanying notes are an part of this statement.

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

The Company has suffered recurring losses since 1994, has negative working capital at December 31, 1999 of approximately $10,015,000 and expects to incur additional net losses in the foreseeable future. The Company has experienced a decline in sales (including the loss of a major customer) during 1999 of 33%, as compared to the comparable prior period on a pro forma basis (Note 12) and several of its suppliers have reduced or eliminated their credit terms (thereby requiring the Company to pay for its products upon delivery). Additionally, U.S. Bancorp has notified the Company of its intention to not renew the revolving line of credit (Note 4). Company management is currently unable to predict the extent of any future losses or the time required to achieve profitability. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has previously funded its operating losses as well as the Salerno acquisition through increases in working capital deficits and proceeds received from private placements of common stock, preferred stocks, subordinated notes payable and an initial public offering of common stock. The following is a summary of the private placements and public offering that the Company completed from January 1, 1997 through April 7, 2000: (a) an initial closing of a private placement whereby the Company sold 210,000 shares of common stock and received proceeds of $956,171 net of expenses of $303,829 in December 1997; (b) a second closing of the private placement whereby the Company sold 140,000 shares of common stock and received proceeds of $695,610 net of expenses of $144,390 in February 1998; (c) the issuance of 1,150,000 shares of its common stock, at $12.00 per share, in an initial public offering whereby the Company received $10,690,684, net of commissions and other related expenses totalling $3,109,316 during the fourth quarter of 1998; (d) the consummation of a private placement whereby the Company received proceeds of $1,410,464, net of expenses of $339,536, in exchange for 35,000 shares of Series B Preferred Stock (convertible at any time into 175,000 shares of common stock -- to be adjusted baesd on an antidilution provision, as defined) and a warrant to purchase 700,000 (to be adjusted based on an antidilution provision, as defined) shares of common stock for $0.01 per share (exercised on April 7, 2000 for 1,005,780 shares as adjusted for the antidilution provisions) in April 1999; (e) a private placement of $5,250,000 subordinated notes payable whereby the Company received $4,412,759 net of expenses of $837,241 in August 1999; (f) an initial closing of a private placement to the chairman of the board and other shareholders whereby the Company sold 170,038 shares of 12% Cumulative Series C Preferred Stock (to be redeemed at a rate of $30 per share) and received $2,993,014 net of expenses of $407,746 (inclusive of 17,538 shares of Series C Preferred Stock issued for placement services) in December 1999; (g) a second closing of a private placement whereby the Company sold to an existing shareholder 83,625 shares of 12% Cumulative Series C Preferred Stock and received approximately $1,466,718 net

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements

Note 1--Nature of Activities, Continued

of expenses of $205,782 (inclusive of 8,625 shares of Series C Preferred Stock issued for placement services) in January 2000 and (h) a private placement to the chairman of the board and other shareholders whereby the Company sold 100,000 shares of 12% Cumulative Series D Preferred Stock (to be redeemed at a rate of $30 per share six months after closing of the sale of the Company's assets -- see below) and received approximately $1,725,000 net of expenses of approximately $275,000 on April 3, 2000.

The funds raised to date have not provided the Company with sufficient cash to continue its business operations and accordingly, on April 3, 2000 the board of directors approved and on April 5, 2000, the Company entered into an Asset Purchase Agreement (the "APA") with BF USB, Inc., who is affiliated with certain of the Company's suppliers and customers and who has acquired businesses from and entered into a consulting agreement with the Company's chairman of the board of directors. The APA provides for the Company to sell substantially all of its assets for $26,680,000 less $1,700,000 for a working capital adjustment, plus (minus) actual working capital (deficit), delivered at closing, as defined, in cash and the assumption of certain liabilities that are related to the ongoing operations of the Company. The APA requires $5,336,000 of cash to be deposited into escrow to satisfy the indemnification obligations of the Company. The provisions of the escrow agreement provide for release of funds in varying amounts on the six-, twelve- and eighteen- month anniversary of the closing date. The purchase price is subject to adjustments and indemnifications as provided in the APA. The APA requires the Company to pay a break-up fee of $1,500,000 in the event this agreement is terminated by the Company, under certain conditions. The APA may be terminated in certain circumstances, including, among others, (a) by either party, if the transaction contemplated by the APA is not completed by June 15, 2000; (b) by the mutual written agreement of the parties; (c) by the Company if prior to the closing, the Board of Directors approves or accepts a superior proposal as allowed by the terms of the APA; and (d) by either party, if prior to the closing there is a material breach of any of the representations, warranties or covenants by the other party. Additionally, the sale is subject to regulatory and shareholder approval. The Company has agreed not to operate in the snack food industry without the consent of BF USB, Inc. The Company, subsequent to the closing of the transaction, will explore and review opportunities in a new line of business or seek to liquidate the Company.

There can be no assurance that the Company will successfully complete the transaction contemplated in the APA or, if such transaction is completed, that the Company will have funds sufficient to meet its obligations. Should the Company be unable to complete the transaction discussed above, the Company will likely need to seek another buyer, raise additional debt or equity financing and/or curtail its operations. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event the Company's plans are not successful.

The Company grants credit to its customers in the normal course of business. Sales to one customer in 1999 approximated 14%, and sales to another customer represented 15% and 21% of total Company sales for 1998, and 1997, respectively. No other customer accounted for more than 10% of the Company's sales. Amounts due from such customer represented approximately 16% of the Company's net trade accounts receivable at December_31, 1999 and 1998. Approximately 51%, 41% and 52% of the Company's inventory purchases for the years ended December 31, 1999, 1998, and 1997, respectively, were from two major vendors.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements

Note 1--Nature of Activities, Continued

The Company has several customers and vendors who are also holders of the Company's preferred and/or common stock. During the years ended December 31, 1999, 1998 and 1997, respectively, net sales to these customers were approximately $1,020,000, $5,920,000 and $5,325,000 while purchases from such vendors were approximately $19,000, $589,000 and $395,000.

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

          Advertising and Promotion--All costs associated with advertising, promotion, marketing and slotting are charged to operations as incurred. Such expenses are included in selling, general and administrative expenses in the statement of operations and amounted to $2,050,865, $3,431,505 and $2,227,242 for the years ended December 31,
          1999, 1998 and 1997, respectively.

          Amounts due to/from Distributors--The Company offers some of its distributors promotional allowances which can be earned based on percentages of their purchases from the Company. Amounts due from distributors represent overspent allowances. These will either be earned by the distributors in the future or paid to the Company. Amounts due to distributors represent promotional allowances earned but unspent by the distributors.

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

          Goodwill--Goodwill represents the excess of cost over the fair value of net assets of acquired businesses, and is being amortized on a straight-line basis over a period of twenty years. Accumulated amortization amounted to $1,560,994 and $1,009,900 at December_31, 1999 and 1998, respectively. Upon the closing of the transaction contemplated in the APA discussed in Note 1, the remaining unamortized goodwill will be written off and charged against the proceeds to be received.

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

          Earnings Per Share--The Company computes "Basic Earnings per Share" under Financial Accounting Standard (FAS) No. 128, "Earnings per Share," by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In arriving at net income (loss) available to common shareholders, preferred stock dividends of $73,334 were deducted for the year ended December 31, 1999. "Diluted Earnings per Share" reflects the potential dilution that could occur if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the years ended December_31, 1999, 1998 and 1997, diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years. All options and warrants discussed in Notes 5 and 8 were omitted from the computation of diluted earnings
          (loss) per share because the options and warrants are antidilutive when net losses are reported.

          Fair Value of Financial Instruments--Because the interest rate of the revolving loan with U.S. Bancorp Republic Commercial Finance, Inc. ("U.S. Bancorp") adjusts with changes in the market rate of interest, management believes the fair value is equivalent to the carrying value. Management believes that the interest rate on the subordinated debt is approximately equal to the current rate available for similar debt. Accordingly, the fair value of the subordinated debt approximates its carrying value.

          Reclassifications--Certain amounts reported in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation without affecting previously reported net losses.

          Recent Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt effective January 1, 2001. FAS No. 133 requires the recording of all derivatives on the balance sheet at fair value. The adoption of this standard is expected to have no impact on the Company's results of operations, financial position or cash flows because the Company does not participate in derivative transactions.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


Note 3--Property and Equipment

Property and equipment consists of the following:

                                                             December 31,             Estimated
                                                        1999              1998            Life
                                                        ----              ----            ----

             Office and warehouse equipment        $   589,841     $     570,439    2 to 10 years
             Molds and die                             384,525           312,723          3 years
             Promotion and display equipment            44,444            44,444          5 years
                                                   -----------     -------------
                                                     1,018,810           927,606
             Less accumulated depreciation             748,977           546,421
                                                   -----------     -------------
                                                   $   269,833     $     381,185
                                                   ===========     =============

          Depreciation expense amounted to $202,556, $172,089 and $158,578 for the years ended December_31, 1999, 1998 and 1997, respectively.

          Note 4--Bank Loan Payable

          The Company is obligated to U.S. Bancorp under a Financing Agreement (the "Agreement"), dated November 27, 1996 as last amended March 31, 2000, for a revolving line of credit limited to the lesser of $2,000,000 or the sum of eligible accounts receivable and eligible inventories as defined. Borrowings under the Agreement are due upon demand and bear interest at 1.50% per annum above the reference rate of interest publicly announced by U.S. Bank National Association (10.00% at December 31, 1999). Borrowings under the Agreement are collateralized by substantially all of the assets of the Company. Availability under the Agreement as of December 31, 1999 approximated $830,000. U.S. Bancorp has notified the Company of its intention not to renew the Agreement but has granted an extension of the expiration date to June 15, 2000.

          The weighted average interest rates on the aforementioned borrowings were 9.5%, 10.0% and 11.7% for the years ended December 31, 1999, 1998, and, 1997 respectively.

          Note 5--Subordinated Debt

          The Company was obligated on 8% Subordinated Convertible Notes aggregating $5,250,000 at December 31, 1999. The notes, and accrued interest thereon at 8% per annum, are due August 30, 2000. The notes are convertible, subject to certain conditions, into the Company's common stock at the rate of $5 per share.

          The Company was obligated on 9% Subordinated Convertible Notes aggregating $393,332 at December 31, 1999 and 1998. The notes were due April 27, 1999 with interest payable semiannually in January and July at 9% per annum. The Company did not repay the Subordinated notes and currently does not have funds to repay such amounts. The Company believes its credit facility with U.S. Bancorp (see Note 4) prohibits repayment of the principal portion of these subordinated notes. One of the noteholders has filed a lawsuit against the Company seeking repayment of these notes. The notes are convertible, at the option of the noteholder, into the Company's common stock at the rate of $8 per share in the event of a default by the Company. When the notes were originally issued on April 28, 1994, a total of 145,188 common stock purchase warrants were issued. The warrants were exercisable at any time through April 27, 1999 and each warrant gives the holder the right to purchase one share of common stock at an exercise price of $4 per share. Effective April 28, 1999 all of the warrants, with the exception of warrants to purchase 107,730 shares of common stock (see below), were unexercised and expired.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


Note 5--Subordinated Debt, Continued

Effective August 1, 1998, $1,566,668 of the Company's 9% Subordinated Convertible Notes were exchanged for 195,834 shares of Series A Preferred Stock pursuant to an offer to exchange made by the Company. Upon liquidation, dissolution or winding up, the holders of Series A Preferred Stock are entitled to, prior and in preference to any distribution to the holders of common stock or any other class of Preferred Stock, the amount they would have received had they converted all of the Series A Preferred Stock into shares of common stock immediately prior to liquidation and any declared but unpaid dividends prior and in preference to any distribution to the holders of common stock, any other class of Preferred Stock or any other class of the Company's capital stock, whether now existing or hereafter created. If, upon the occurrence of a liquidation, the costs and funds distributed among the holders of Series A Preferred Stock is insufficient to permit the payment to such holders of the full preferential amounts, the entire assets and funds of the Company legally available for distribution are to be distributed notably among the holders of the Series A Preferred Stock in proportion to the preferential amount each such holder is entitled to receive. Upon the exchange, the expiration date of warrants to purchase 107,730 shares of common stock was extended to April 27, 2001 from April 27, 1999.

The holders of shares of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors out of the assets of the Company legally available for payment, dividends at the rate per share of ten percent (10%) per annum on the aggregated stated value ($8.00 per share) of the Series A Preferred Stock. Dividends totalling $73,334 were declared and paid during 1999. No other dividends have been declared or paid since August 1, 1999.

Each holder of Series A Preferred Stock has the right to convert each of such holder's shares of Series A Preferred Stock into one share of common stock until July 31, 2001. However, on August 1, 2001, each share of Series A Preferred Stock will automatically convert into one share of common stock. During 1999, holders of 12,500 shares of Series A Preferred Stock with a stated value of $100,000 elected to convert such shares into 12,500 of the Company's common stock.


Note 6--Packaging Loss Liability

Packaging for the Company's products is generally purchased directly by the Company's suppliers based upon the Company's projected sales of a product. Upon discontinuance of a product or in instances where sales do not meet expectations, the Company may incur a liability to its suppliers for unused packaging. At December 31, 1999 and 1998, the Company has accrued $565,710 and $873,889, respectively, to provide for future potential liability including certain amounts already agreed to with certain suppliers (see below). Of this amount, management estimates that $565,710 will be paid during 2000.

During 1997, the Company entered into an agreement to settle various disputes with one of its suppliers (whose sole shareholder is a shareholder of the Company and was a director of the Company until December 1997) that required the Company to pay the supplier $1,400,000. Subsequent to December 31, 1999, the Company entered into an agreement with the supplier and the Company's chairman of the board whereby the chairman of the board personally assumed the remaining liability by paying $100,000 in cash and issuing a promissory note, due July 31, 2000, for $401,084. The Company has reimbursed the chairman of the board for the $100,000 paid in cash and intends to reimburse the chairman of the board for payments made on its behalf. The unpaid balance at December 31, 1999 of approximately $501,000 is included in the above-mentioned accrual. As of December 31, 1998, $200,000 of the outstanding balance was reflected as noncurrent.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


Note 7--Income Taxes

Because of the Company's losses there is no current income tax provision (benefit). The Company uses the asset and liability method for determining deferred income taxes. The provision (benefit) for income taxes consists of the following:

                                     1999               1998           1997
                                     ----               ----           ----

          Deferred (net):
                Federal            $(2,444,000)      $(1,374,000)   $(1,223,800)
                State               (  431,000)       (  243,000)    (  216,000)
                                   -----------       -----------    ------------
                                     2,875,000         1,617,000      1,439,800
                                   -----------       ------------   ------------

          Increase in valuation
           allowance for deferred
           tax benefit               2,875,000         1,617,000      1,439,800
                                   -----------       -----------    ------------
                                   $         0       $         0    $         0
                                   ===========       ===========    ===========

A reconciliation of the provision for income taxes on income and the amount computed by applying the federal income tax rate to net loss before income tax expense is as follows:

                                     1999               1998           1997
                                     ----               ----           ----

          Computed income tax
            expense (benefit)
            at federal statutory
            rate                  $(2,596,000)       $(1,804,000)   $(1,155,000)
          State income taxes       (  350,000)        (  238,000)    (  156,000)
          Nondeductible
            amortization of
            intangible assets          55,000             55,000         55,000
          Adjustment to net
            operating loss
            carryforward               16,000            370,000      ( 183,800)
          Increase in valuation
            allowance for deferred
            tax benefit             2,875,000          1,617,000      1,439,800
                                 ------------         ----------     ----------
                                 $          0         $        0     $        0
                                 ============         ==========     ==========

The Company's net deferred income tax asset consisted of the following:

                                                        1999            1998
                                                        ----            ----
          Gross deferred tax assets:
            Net operating loss carryforwards         $ 8,067,000     $5,768,000
            Accounts receivable allowances             1,075,000        335,000
            Amortization of goodwill                      11,000         97,000
            Restructuring liability                      213,000        294,000
            Other                                        173,000        200,000
                                                    ------------     ----------

            Total gross deferred tax assets            9,539,000      6,694,000
            Less valuation allowance                 ( 9,539,000)    (6,664,000)
                                                    ------------     ----------
            Net deferred tax assets                            0         30,000

      Gross deferred tax liabilities:
            Depreciation and amortization expense              0         30,000
                                                    ------------     ----------
            Net deferred taxes                      $          0     $        0
                                                    ============     ==========

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

At December 31, 1999, the Company has available for tax reporting purposes approximately $21,228,000 of net operating loss carryforwards expiring in varying amounts through 2019. As a result of the private placement of Series B Preferred Stock in 1999, the utilization of net operating loss carryforwards generated prior to the transaction are limited under Section 382 of the Internal Revenue Code.

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

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


Note 8--Stock Options and Warrants, Continued

Following is a table indicating the activity during the years 1999, 1998, and 1997 for such plans:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                    Shares         Price
                                                    ------         -----

      Options outstanding at January 1, 1997       614,785     $   5.22
           Granted during year                     150,000     $   9.80
           Exercised during year                         0
           Forfeited                             ( 278,166)    $   6.00
                                                 ---------
      Options outstanding at December 31, 1997     486,619     $   6.18
           Granted during year                       4,500     $   6.00
           Exercised during year                         0
           Forfeited                             (   5,334)    $   6.00
                                                 ---------
      Options outstanding at December 31, 1998     485,785     $   6.20
           Granted during year                      57,500     $  10.43
           Exercised during year                 (   1,743)    $   1.60
           Forfeited                             ( 326,846)    $   6.81
      Options outstanding at December 31, 1999     214,696     $   6.30
                                                 =========

The following table summarizes information about outstanding and exercisable stock options as of December 31, 1999:

                                             Weighted
                                              Average         Weighted
            Range of          Remaining      Contractual        Average                Average
            Exercise            Number          Life           Exercise     Number     Exercise
             Prices           Outstanding     (Months)          Price     Exercisable    Price
             ------           -----------     --------          -----     -----------    -----

         $ 2.80 to $3.20         13,700          21           $   2.84     13,700       $  2.84
         $ 6.00                 177,830          65           $   6.00    176,582       $  6.00
         $ 10.75 to $12.38        6,500         109           $  11.74      3,000       $ 11.74
         $ 10.25                 16,666         113           $  10.25     16,666       $ 10.25

In addition to the stock options issued pursuant to the above plans, the Company has granted options which are not covered by a formal plan for the purchase of shares of its common stock. At December 31, 1999 there were 45,000 of these options outstanding, all of which are exercisable, with a weighted average contractual life of 66 months, respectively, and a weighted average exercise price of $6.52.

As permitted under generally accepted accounting principles, grants under the plans are accounted for following provisions of APB Opinion 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation been determined based on the fair value method prescribed in FAS No. 123, the reported net loss for 1999 and 1998 would have been approximately the same as that which is presented in the statement of operations and the net loss for 1997 would have been $130,000 ($0.04 per share) greater than what is presented in the statement of operations.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements

Note 8--Stock Options and Warrants, Continued

In determining the compensation based on the fair value method prescribed by FAS No. 123, the following assumptions were used:

                                        1999       1998        1997
                                        ----       ----        ----

          Risk-free interest rate       5.82%      5.71%      5.71%
          Expected option life          84 months  84 months  84 months
          Expected volatility           100%       100%       100%
          Expected dividends            None       None       None

Additionally, during 1998 the Company issued warrants to purchase 50,000 shares of the Company's common stock, at $11.00 per share. Such warrants, which expire in April 2008, were issued in conjunction with the execution of a manufacturing agreement with one of the Company's suppliers. The supplier's principal stockholder is also a principal stockholder of American Pacific Financial Corporation, and a principal member of Salerno Foods, L.L.C. (Note 12). Management believes that the warrants had no value at the date of issuance.

The underwriting agreement entered into in connection with the Company's initial public offering granted the underwriter a warrant, expiring in November 2002, to purchase 100,000 shares of common stock at 165% of the offering price ($19.80 per share). Subsequent to the initial public offering, the underwriter has received a fee equal to 10% of the gross proceeds received from private debt and equity placements.


Note 9--Employee Benefit Plan

The Company maintains 401(k) savings plans for the benefit of all eligible employees, as defined. Participants may elect to contribute a percentage of their salary to the plan. The Company may make matching and discretionary contributions at its discretion, subject to limitations imposed by the plans. No Company contributions were made in 1999 and 1997. Company contributions amounted to $28,540 in 1998.

The Company's two collective bargaining agreements require the Company to participate in two multi-employer, union-administered, defined contribution health and welfare and pension plans covering all union employees. Contributions to these plans by the Company were approximately $179,420 and $141,082 for the years ended December 31, 1999 and 1998, respectively.

                             DELICIOUS BRANDS, INC.

                        Notes to the Financial Statements


Note 10--Commitments and Contingencies

The Company leases office and warehouse space, vehicles and office equipment under various operating leases expiring through 2004. Minimum future rental payments under noncancellable operating leases as of December 31, 1999, are as follows:

                    Year Ending
                    December 31,                    Amount
                    ------------                    ------

                       2000                       $  665,000
                       2001                          653,000
                       2002                          636,000
                       2003                          278,000
                       2004                            8,000

                                                  $2,240,000
                                                  ==========

Total rent expense for the years ended December 31, 1999, 1998, and 1997 was $860,900, $676,989 and $91,656, respectively.

On October 5, 1999, one of the Company's suppliers filed suit against the Company claiming breach of contract and bad faith dealing. The Company answered the complaint in February 2000 and filed a counterclaim for breach of contract due to poor quality of products. As of December 31, 1999 the Company has recorded a liability of $500,000 in excess of the normal trade payable representing management's best estimate of the cost to settle this claim. The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or, if not so covered, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the Company's financial position, results of operations or liquidity.

Pursuant to the private placement of Series B Preferred Stock (Note 1) the Company entered into an agreement that requires the Company to pay a fee to an affiliate of the holder of the Series B Preferred Stock of 5% on the first $5,000,000 and 3% thereafter of the proceeds of all future debt and equity financings. A member of the Company's board of directors serves as president of the affiliate to the holder of the Series B Preferred Stock. During 1999, the affiliate of the holder of Series B Preferred Stock received 2,288 shares of Series C Preferred Stock and $257,500 in cash. In January 2000, the affiliate of Series B Preferred Stock received $45,760 in cash representing amounts due as of December 31, 1999.

The Company is obligated under the terms of a consulting agreement, which expires December 31, 2003, to pay a consulting corporation, who is also a shareholder, a monthly fee of $12,000. In the event of a dissolution or liquidation of the Company, the consulting corporation is to be paid in one lump sum an amount equal to $12,000 multiplied by the number of months between the date of dissolution or liquidation and December 31, 2003. During 1999, 1998 and 1997, respectively, the Company charged $917,404 (including noncash consideration of $240,000 used to exercise previously issued options), $266,743 and $71,059 to expense related to services provided by the consulting corporation and related out-of-pocket expenses.

On March 30, 2000, the Company entered into employment and severance agreements with certain executives requiring payments aggregating a maximum of $210,000. In addition, one executive's agreement provides for health insurance benefits for one year upon termination of employment.

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

The cost of the benefits being paid to the former executives was charged to expense in 1997 and accrued using a present value method over the expected term of the agreements. For the year ended December 31, 1997, the Company recognized $1,548,035 as a restructuring charge. For the year ended December 31, 1998, the Company recognized $150,382 as a restructuring benefit relating to the reversal of excess accruals in 1997. The Company recognized $73,663, $102,118 and $44,908 as related interest expense for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, and 1998, the balance sheet reflected a liability of $561,098 and $773,709, respectively, of which $225,644 and $229,031, respectively, was included in the current portion of long-term liabilities.

Note 12--Acquisition of Assets of Salerno Foods, L.L.C.

On April 3, 1998, the Company acquired substantially all of the assets of Salerno Foods, L.L.C. ("Salerno"). The purchase price was $5,000,000, which was reduced by $220,000 subsequent to closing and the assumption of substantially all of the liabilities of Salerno. The Company paid a substantial portion of the purchase price with a portion of the net proceeds of the initial public offering.

The Salerno acquisition has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of the Company based on their respective fair values.

The following provides an allocation of the purchase price:


       Purchase price, net of a purchase price adjustment
         of $220,000                                          $ 4,780,000
          Transaction costs                                       362,507
          Liabilities assumed                                   8,304,627
                                                              -----------
       Total consideration                                     13,447,134

          Less fair value of assets acquired
             (including $12,564 of cash)                        5,679,367
                                                              -----------
          Goodwill                                            $ 7,767,767
                                                              ===========

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


                                               For the Years Ending
                                          December 31,        December 31,
                                              1998               1997
                                              ----               ----

          Net sales                       $  61,534,856      $69,812,414
                                          =============      ===========

          Loss from operations            $(  4,452,138)     $(3,504,723)
                                          ==============     ============

          Net loss                        $(  6,437,897)     $(4,975,444)
                                          ==============     ============

          Net loss per share:
                Basic and Diluted         $(       1.90)     $(     1.70)
                                          ==============     ============

                Weighted Average Shares
                  Outstanding                 3,389,993        2,933,623
                                          =============      ===========

                            ADDITIONAL FINANCIAL DATA

                INDEPENDENT AUDITORS' REPORT ON SCHEDULES





To the Board of Directors of
Delicious Brands, Inc.

In connection with our audit of the financial statements of DELICIOUS BRANDS, INC. referred to in our report dated February 24, 2000 which is included in this Form 10-K, we have also audited Schedule II as of and for the years ended December 31, 1999, 1998 and 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

ALTSCHULER, MELVOIN AND GLASSER LLP

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
February 24, 2000

                                   SCHEDULE II



                             DELICIOUS BRANDS, INC.

                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1999, 1998 and 1997

                                            Column B              Column C                                 Column E
                                            Balance at       Charged       Charged                         Balance
                                            Beginning        to Costs      to Other        Column D        at End
                                            of Period        and Expense   Accounts (a)    Writeoffs       of Period
                                         ---------------------------------------------------------------------------

1999:
     Allowances on trade accounts
          receivable                     $  2,489,260      $ 4,491,203    $        0        $ 4,122,493    $ 2,857,970
                                         ============      ===========    ==========        ===========    ===========

     Reserve for inventory obsolescence  $    153,160      $         0    $        0        $         0    $   153,160
                                         ============      ===========    ==========        ===========    ===========

     Valuation allowance for deferred
          tax assets                     $  6,664,000      $ 2,875,000    $        0        $         0    $ 9,539,000
                                         ============      ===========    ==========        ===========    ===========

1998:
     Allowances on trade accounts
          receivable                     $    575,000      $   444,330    $1,688,280        $   218,350   $  2,489,260
                                         ============      ===========    ==========        ===========    ===========

     Reserve for inventory obsolescence  $    209,275      $         0    $        0        $    56,115        153,160
                                         ============      ===========    ==========        ===========    ===========

     Valuation allowance for deferred
          tax assets                     $  5,047,000      $ 1,617,000    $        0        $         0   $  6,664,000
                                         ============      ===========    ==========        ===========    ===========

1997:
     Allowances on trade accounts
          receivable                    $     572,872      $    40,487    $        0        $    38,359   $    575,000
                                         ============      ===========    ==========        ===========    ===========

     Reserve for inventory
          obsolescence                  $      56,521      $   152,754    $        0        $         0   $    209,275
                                         ============      ===========    ==========        ===========    ===========

     Valuation allowance for deferred
          tax assets                    $   3,607,200      $ 1,439,800    $        0        $         0   $  5,047,000
                                         ============      ===========    ==========        ===========    ===========


      (a) Amounts charged to other accounts in 1998 represents allowances on trade accounts receivable that were assumed upon the acquisition of Salerno Foods, L.L.C.