Form 10-K/A
period 1999-12-31
DELICIOUS BRANDS INC
filed 2000-05-01
CIK 1059976

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

                        Commission file number 000-24941

                             DELICIOUS BRANDS, INC.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


                  DELAWARE                                      06-1255882
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

2070 MAPLE STREET, DES PLAINES, ILLINOIS                        60018
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number including area code:           (847) 699-3200
                                                          ----------------------

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

                                    YES      /X/     NO  /  /

As of April 26, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $3,522,814. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

As  of  April  26,  2000,  there  were  4,697,085  shares   outstanding  of  the
Registrant's Common Stock.

Documents Incorporated by Reference: None.

                                Explanatory Note

         This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed in order to amend the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2000 to include the information required to be disclosed in Part III thereof.

         Part III of this Annual Report is hereby amended in its entirety to add the following information:

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the members of the Company's Board of Directors and the Company's executive officers.

NAME                                      AGE           POSITION
------------------------------------------------------------------------------------------------------------
Donald C. Schmitt.......................   68           Chairman of the Board of Directors

Thomas J. Guinan........................   62           Chief Executive Officer, President and Director

Jeffry W. Weiner........................   49           Executive Vice President, Chief Financial Officer,
                                                        Treasurer and Secretary

Edward R. Sousa.........................   42           Director

John H. Wyant...........................   53           Director

Michael P. Schall.......................   46           Director

Russell D. Glass........................   37           Director

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

         Thomas J. Guinan has been the Company's Chief Executive Officer and President and a director since September 1999. Mr. Guinan has over thirty years of experience in turning around and managing premium branded food companies. He was co-founder and partner of Blazek Associates, which provides consulting and acquisition intermediary services to equity funds. In addition, Mr. Guinan provided consulting services to SMS Brands and served on its advisory board, where he worked closely on the acquisitions of YoFarm Yogurt and Lemon Chill. He also served as the interim CEO and Director of both the Cape Cod Potato Chips Company, Inc. and the Frozfruit Company. Mr. Guinan was the COO of the Pinkerton Group, and previously held executive and/or senior management positions at Alberto Culver, PET Inc., Lipton/Unilever, and General Foods. Mr. Guinan holds a B.A. from Manhattan College.

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

         John H. Wyant has been a director of the Company since December 1997. Mr. Wyant was a co-founder and has been the managing partner of Blue Chip Venture Company, a venture capital firm with approximately $180 million under management that concentrates on financing companies primarily based in the mid-western United States, since its inception in 1990. Mr. Wyant also serves as a director of various private companies and three publicly traded companies, Regent Communications, Inc., USInternetworking, Inc. and Zaring National Corporation, of which he is vice chairman of the board of directors. Mr. Wyant was a director of the Company from 1990 to 1996. Mr. Wyant holds a B.A. in political science from Denison University and a J.D. from Salmon P. Chase College of Law.

         Michael P. Schall has been a director of the Company since February 1999. Since July 1995, Mr. Schall has been the president of Guiltless Gourmet, Inc. ("Guiltless"), a manufacturer and marketer of all-natural snack foods. From July 1994 to July 1995, Mr. Schall was the senior vice president of Guiltless. From 1987 to 1994, Mr. Schall was President of Strategic Marketing Methods, a marketing consulting firm to the retail and packaged goods industry. From 1985 to 1987, Mr. Schall was Vice President of Marketing and Sales for the grocery products division of Prepared Products Company. From 1980 to 1985, Mr. Schall served in various capacities in brand management for Lawry's Foods, Inc. Mr. Schall holds a B.S. in marketing from California State University - Los Angeles and an M.B.A. from the University of Southern California Graduate School of Business.

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


Meetings and Committees of the Board of Directors

         For the fiscal year ended December 31, 1999, there were fourteen meetings of the Board of Directors. From time to time, the members of the Board of Directors act by unanimous written consent pursuant to the laws of the State of Delaware. The Company's By-laws were amended to provide for a Nominating Committee, the function of which is to select the persons who shall be the Company's nominees to stand for election to the Board. To date the members of the Nominating Committee have not been selected.

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

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of the Company's Chief Executive Officer and each other most highly compensated executive officers of the Company whose aggregate compensation exceeded $100,000 during the year ended December 31, 1999 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                       Annual Compensation                  Compensation
                           -------------------------------------------      ------------
                                                                               Awards
                                                         Other Annual        Securities
         Name and                                        Compensation        Underlying     All Other
    Principal Position       Year    Salary($)  Bonus($)    ($)(1)           Options(#)    Compensation
    ------------------       ----    ---------  --------    ------           ----------    ------------


Thomas J. Guinan
    President and Chief      1999    45,100(2)     -          -                  -              5,000(3)
    Executive Officer


Michael J. Kirby
    Chief Executive Officer  1999   148,960(4)     -          -                  -             34,340(4)
                             1998   189,583(5)     -          -                  -             85,626(6)
                             1997    50,350(5)     -          -                90,000           8,000(7)


Jeffry W. Weiner
    Chief Financial Officer  1999     142,600      -          -                  -             11,000(8)
                             1998     133,920    35,000       -                  -              9,125(9)
                             1997     113,750    30,000       -                75,000         $ 7,500(10)


Gerald Kellogg
    Vice President of Sales  1999    99,500(11)    -          -                50,000         $28,858(11)


----------
(1) Although the officers receive certain perquisites, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer's salary and bonus.

(2) Mr. Guinan began employment with the Company in September 1999 at the base salary of $120,000 annually.

(3)      Consists of a temporary living allowance.

(4) Mr. Kirby left the Company in September 1999 and received $26,610 in severance compensation and $1,730 of accrued vacation. During his employment, Mr. Kirby received an auto allowance of $600 per month or $6,000 in 1999.

(5) Mr. Kirby began employment with the Company in August 1997 at a base salary of $130,000 per annum. Mr. Kirby's base salary increased to $200,000 per annum on April 3, 1998. Additionally, Mr. Kirby receives an auto allowance of $600 per month.

(6) Consists of taxable relocation costs of $78,426 and automobile expenses of $7,200.

(7) Consists of a relocation allowance of $5,000 and automobile expenses of $3,000.

(8) Consists of automobile expenses of $6,000 and payout of 1999 accrued vacation time of $5,000.

(9) Consists of automobile expenses of $5,500 and payout of 1997 accrued vacation time of $3,625.

(10)     Consists of a payout of 1996 accrued vacation time.

(11) Mr. Kellogg began employment with the Company in April, 1999 and left the Company in December, 1999. He received $4,000 for automobile expenses and $24,358 for relocation expenses.

Option Grants

No stock options were granted to the Named Executive Officers during the year ended December 31, 1999 except for 50,000 options granted to Mr. Kellogg all of which expired as of March 31, 2000.


Aggregated Option Exercises and Year-End Option Values Table

         No stock options were exercised by the Named Executive Officers during the year ended December 31, 1999. The following table sets forth certain information regarding unexercised options held by each of the Named Executive Officers at December 31, 1999.


                          Number of Securities          Value of Unexercised
                         Underlying Unexercised             In-The-Money
                             Options Held at                 Options at
                          December 31, 1999(#)          December 31, 1999($)
                      -----------------------------  ---------------------------

         Name          Exercisable  Unexercisable    Exercisable  Unexercisable

Jeffry W. Weiner         75,000           -               -             -



Employment Agreements

         The Company has entered into an employment agreement with Thomas Guinan pursuant to which Mr. Guinan has agreed to serve as Chief Executive Officer and President of the Company for a term of one year. The agreement provides for payment of $120,000 per year, a signing bonus of $5,000, and a bonus of .3% of the net proceeds in the event the Company experiences a change in control. The total of all three occurrences shall exceed $150,000 for the year. The employment agreement provides that Mr. Guinan not compete or engage in a competitive business during the term of the agreement and for the period of one year thereafter.

         The Company entered into a severance agreement with Executive Vice President and Chief Financial Officer Jeffrey Weiner in the event Mr. Weiner is terminated due to a sale of the Company or reorganization. Mr. Weiner would receive a one time lump sum payment of $130,000 at the consummation of any transaction, and equivalent executive health insurance benefits for one year after the transaction. The severance agreement provides that Mr. Weiner not compete or engage in a competitive business for a period of one year thereafter.

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

         Options are granted under the Formula Plan, without approval or discretion on the part of the Board to non-employee directors as follows: each non-employee director, on the date such non-employee director is elected receives options to purchase 1,500 shares of Common Stock, which vest and become exercisable in three equal installments, one-third on the date of grant and one-third on each of the first and second anniversaries of such grant. Each non-employee director who has been a director of the Company for at least one year and has met certain other requirements receives on each January 1 options to purchase an additional 1,500 shares of Common Stock, which will vest and become exercisable in two equal installments, one-half on the date of grant and one-half on the first anniversary of such grant. Currently, options to purchase 59,000 shares of Common Stock are outstanding under the Formula Plan at an exercise price between $1.50 and $12.38 per share.

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

Salaries. Base salaries for the Company's executive officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual, food industry and management experience and by reference to the competitive marketplace for management talent. Annual salary adjustments are determined by: i) evaluating the financial results achieved by the Company; ii) the performance of the executive particularly with respect to the ability to manage growth and profitability of the Company; iii) the length of the executive's service to the Company; and iv) any increased responsibilities assumed by the executive. The Company has employment agreements with Messrs. Guinan and Weiner which set base salaries for such individuals. These base salaries are based on and are reviewed annually in accordance with factors described in this paragraph and the terms of the employment agreements. See "Summary Compensation Table - Employment Agreements."

Annual Bonuses. The Company does not currently have a formal bonus plan for its executives, but from time to time considers the payment of discretionary bonuses to its executive officers. Bonuses would be determined based upon the level of achievement by the Company and upon the level of personal achievement by its executive officers.

Compensation of Chief Executive Officer. Mr. Guinan's base salary in 1999 was $120,000 and was determined by contract.

Compensation Committee:    Donald J. Schmitt
                           Michael P. Schall
                           John H.Wyant

Compensation Committee Interlocks

         For the year ended December 31, 1999, the Compensation Committee consisted of Messrs. Schmitt, Scholl and Wyant. Except as set forth in "Certain Relationships and Related Transactions," none of such Directors was a party to any transaction with the Company which requires disclosure under Item 402(j) of Regulation S-K.

Common Stock Performance

         The following graph compares the total return on the Company's Common Stock from the commencement of trading of the Company's Common Stock on November 12, 1998 to the total returns of the Standard & Poor's Small Cap 600 Index and the Standard & Poor's Foods Industry Small Cap 600 Index (the "Peer Group").

                           COMPARISON OF TOTAL RETURN


      Company Index Name               November 12, 1998                December 31, 1998               December 31, 1999
      ------------------               -----------------                -----------------               -----------------
Delicious Brands, Inc.                      $100.00                          103.13                           11.72
S&P Foods (600) Index                       $100.00                          104.60                           74.44
S&P SmallCap 600 Index                      $100.00                          107.68                          121.04


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


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock of the Company as of March 31, 2000 for (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each of the Named Executive Officers of the Company, (iii) each of the Company's directors and (iv) all directors and officers as a group.

                                                                       Shares           Percent of
                             Name and Address(1)               Beneficially Owned(2)     Class(2)
                             -------------------               ---------------------     --------
T. J. Guinan..................................................                0              *

Jeffry W. Weiner(3)...........................................           75,000              *

Donald C. Schmitt(4)..........................................          501,500              5.3%

John H. Wyant(5)..............................................           28,250              *

Edward Sousa(6)...............................................            3,750              *

Michael P. Schall(7)..........................................            1,000              *

Russell D. Glass(8)...........................................        1,291,738             13.6%

Little Meadow Corp. (9).......................................        1,291,238             13.6%

H.T. Ardinger(10).............................................        2,184,015                23%

Douglas Akins(11).............................................        1,690,580             17.8%

All directors and officers as a group ........................        1,901,238             20.1%
(7 persons) (3)(4)(5)(6)(7)(8)

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

(3) Consists of (i) 50,000 shares of Common Stock issuable upon exercise of options exercisable through March 18, 2001, at a price of $6.00 per share and
(ii) 25,000 shares of Common Stock issuable upon exercise of options exercisable through March 14, 2003, at a price of $6.00 per share.

(4) Includes (i) 25,000 shares of Common Stock issuable upon exercise of options exercisable through November 8, 2004, at a price of $6.00 per share; (ii) 37,500 shares of Common Stock issuable upon exercise of options exercisable through August 4, 2004 with respect to 6,500 shares, through December 31, 2004 with respect to 1,500 shares, through December 31, 2005 with respect to 1,500 shares, through December 31, 2006 with respect to 1,500 shares, through December 17, 2007 with respect to 25,000 shares and through December 31, 2 2007 with respect to 1,500 shares, all at a price of $6.00 per share; (iii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2008, at a price of $12.375 per share; (iv) 750 shares of Common Stock issuable upon excise of options exercisable through December 31, 2009 at a price per share of $1.50; (v) 13,000 shares of Common Stock issuable upon exercise of warrants exercisable through April 27, 2001, at a price of $4.00 per share, of which warrants to purchase 4,000 shares of Common Stock are held by an individual retirement account ("IRA") for the benefit of Mr. Schmitt, warrants to purchase 5,000 shares of Common Stock are held by Mr. Schmitt together with his wife and 4,000 shares are held by an IRA for the benefit of Mr. Schmitt's wife, of which shares Mr. Schmitt disclaims beneficial ownership; (vi) 23,750 shares of Common Stock issuable upon conversion of 23,750 shares of Series A Preferred Stock, which automatically convert on August 1, 2001 if not earlier converted, of which 5,000 shares of Series A Preferred Stock are held by an IRA for the benefit of Mr. Schmitt, 6,250 shares of Series A Preferred Stock are held by Mr. Schmitt together with his wife and 5,000 shares of Series A Preferred Stock are held by an IRA for the benefit of Mr. Schmitt's wife, and 7,500 shares of Series A Preferred Stock held by a trust for the benefit of Ms. Ruth Schmitt of which Mr. Schmitt is custodian; (vii) 150,000 shares of Common Stock issuable upon conversion of 15,000 shares of Series C Preferred Stock; and (viii) 250,000 shares of Common Stock issuable upon conversion of 25,000 shares of Series D Preferred Stock. Excludes (i) 37,900 shares of Common Stock held by Donald
Schmitt's adult children, of which shares Mr. Schmitt disclaims beneficial ownership; (ii) 19,600 shares of Common Stock issuable upon exercise of warrants exercisable through April 27, 2001, at a price of $4.00 per share, held by Mr. Schmitt's adult children and his mother, of which shares Mr. Schmitt disclaims beneficial ownership; and (iii) 28,750 shares of Common Stock issuable upon conversion of 28,750 shares of Series A Preferred Stock, which automatically convert on August 1, 2001 if not earlier converted, held by Mr. Schmitt's adult children and his mother, of which shares Mr. Schmitt disclaims beneficial ownership.

(5) Consists of (i) 6,250 shares of Common Stock issuable upon exercise of options exercisable through December 9, 2000, at a price of $2.80 per share; and
(ii) 9,750 shares of Common Stock issuable upon exercise of options exercisable through August 14, 2004 with respect to 6,500 shares, through December 31, 2004 with respect to 1,500 shares, through December 31, 2005 with respect to 750 shares and through December 21, 2007 with respect to 1,000 shares, all at a price of $6.00 per share; (iii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2008, at a price of $12.375 per share; and (iv) 750 shares of Common Stock issuable upon exercise of options through December 31, 2009 at a price of $1.50 per share.

(6) Consists of (i) 3,000 shares of Common Stock issuable upon exercise of options exercisable through March 24, 2009 at a price of $10.25 per share; and
(ii) 750 shares of Common Stock issuable upon exercise of options through December 31, 2009 at a price per share of $1.50 per share.

(7) Consists of (i) 1,000 shares of Common Stock issuable upon exercise of options exercisable through February 10, 2009, at a price of $11.375 per share.

(8) Consists of 500 shares of Common Stock issuable upon exercise of options exercisable through April 11, 2009, at a price of $10.75 per share; and (ii) Mr. Glass as a director of Little Meadows Corp is deemed to beneficially own 1,291,238 shares of Common Stock held by Little Meadows Corp. which is reflected in the table above. (9) Includes (i) 251,328 shares of Common Stock issuable upon conversion of 35,000 shares of Series B Preferred Stock; and (ii) 34,130 shares of Common Stock issuable upon conversion of 3,413 shares of Series C Preferred Stock issued in payment of the fee paid to Icahn Associates Corp., an affiliate of Little Meadows Corp., in relation to services rendered in connection with the Series C private placement.

(10) Includes (i) 1,000,000 shares of Common Stock issuable upon conversion of 100,000 shares of Series C Preferred Stock; (ii) 250,000 shares of Common Stock issuable upon conversion of 25,000 shares of Series D Preferred Stock.; and
(iii) 650,000 shares of Common Stock issuable upon conversion of an 8% convertible promissory note.

(11) Includes (i) 20,343 shares of Common Stock held in an IRA for the benefit of Mr. Adkins; (ii) 750,000 shares of Common Stock issuable upon conversion of 75,000 shares of Series C Preferred Stock held in the name of the Baker Family Trust which Mr. Adkins is the trustee and has sole voting power for the trust;
(iii) 250,000 shares of Common Stock issuable upon conversion of 25,000 shares of Series D Preferred Stock held in the name of the Family Partnership which Mr. Adkins has sole voting power on behalf of the partnership; (iv) 250,000 shares of Common Stock issuable upon conversion of 25,000 shares of Series D Preferred Stock held in the name of the Baker Family Trust which Mr. Adkins is the trustee and has sole voting power for the trust; and (v) 400,000 shares of Common Stock issuable upon conversion of an 8% convertible promissory note.


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

         The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5's were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DELICIOUS BRANDS, INC.
                           (Registrant)

Dated: May 1, 2000         /s/ Thomas J. Guinan
                           -----------------------------------------------------
                           Thomas J. Guinan
                           President, Director and Chief Executive Officer


Dated: May 1, 2000         /s/ Jeffry W. Weiner
                           -----------------------------------------------------
                           Jeffry W. Weiner
                           Executive Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE                       SIGNATURE
----                       ---------

May 1, 2000                *
                           -----------------------------------------------------
                           Donald C. Schmitt
                           Director and Chairman

May 1, 2000                *
                           -----------------------------------------------------
                           Michael P. Schall
                           Director

May 1, 2000                *
                           -----------------------------------------------------
                           Edward R. Sousa
                           Director

May 1, 2000                *
                           -----------------------------------------------------
                           John H. Wyant
                           Director

May 1, 2000                /s/ Thomas J. Guinan
                           -----------------------------------------------------
                           Thomas J. Guinan
                           President, Chief Executive Officer and Director

May 1, 2000                *
                           -----------------------------------------------------
                           Russell D. Glass
                           Director

* By: /s/ Thomas J. Guinan
     -----------------------
         Thomas J. Guinan
         Attorney-in-fact