Form 10-Q
period 2000-03-31
DELICIOUS BRANDS INC
filed 2000-05-22
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2000
                              --------------------------------------------------

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number 000-24941


                             Delicious Brands, Inc.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


           Delaware                                      06-1255882
----------------------------------       ---------------------------------------
   (State of other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

 2070 Maple Street, Des Plaines, Illinois                   60018
-----------------------------------------              --------------
 (Address of Principal executive offices)                  (Zip code)

Registrant's telephone number including area code:  (847) 699-3200
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


       5,702,865 shares of Common Stock were outstanding on May 19, 2000.

                             DELICIOUS BRANDS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                    I N D E X


Part I:   Financial Information                                            Page

 Item 1.  Financial Statements:

          Balance Sheets as of March 31, 2000 and December 31, 1999          2

          Statements of Operations, Three Months Ended March 31, 2000        3
             and 1999

          Statements of Cash Flows, Three Months Ended March 31, 2000        4
             and 1999

          Notes to Condensed Financial Statements                            5

 Item 2.  Management's Discussion and Analysis of Financial Condition        6
            and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk         10


Part II:  Other Information

 Item 1.  Legal Proceedings                                                 11

 Item 2.  Changes in Securities and Use of Proceeds                         11

 Item 4.  Submission of Matters to Vote of Security Holders                 11

 Item 6.  Exhibits and Reports on Form 8-K                                  11

                             DELICIOUS BRANDS, INC.
                                 BALANCE SHEETS

                                                                                          March 31,          December 31,
                                                                                          ---------          ------------
                                                                                           2000                  1999
                                                                                           ----                  ----
                                                                                         (unaudited)


ASSETS
Current Assets:
  Cash.................................................................................$          0           $     600,762
  Accounts receivable including $119,920 and $213,040,
     respectively, due from related parties, net of allowances of
     $2,671,881 and $2,857,970, respectively...........................................   2,067,813               1,797,900
  Inventory............................................................................     851,840               1,043,400
  Prepaid expenses and other current assets............................................     165,094                 247,761
                                                                                       ------------           -------------
                                                                                          3,084,747               3,689,823
                                                                                       ------------           -------------
Property and Equipment, Net of Accumulated Depreciation................................     222,543                 269,833
                                                                                       ------------           -------------
Other Assets:
  Goodwill.............................................................................   9,323,080               9,460,852
  Other ...............................................................................     601,361                 813,919
                                                                                       ------------           -------------
                                                                                          9,924,441              10,274,771
                                                                                       ------------           -------------
                                                                                       $ 13,231,731           $  14,234,427
                                                                                       ============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
  Bank loan payable....................................................................$    876,074           $   1,326,033
  Current portion of subordinated debt.................................................   5,643,332               5,643,332
  Accounts payable including $64,404 and $60,460, respectively,
     due to related parties............................................................   2,516,145               3,839,756
  Due to distributors..................................................................     309,046                 308,559
  Accrued expenses.....................................................................   1,789,376               1,796,091
  Current portion of long-term liabilities.............................................     724,971                 791,354
                                                                                       ------------           -------------
                                                                                         11,858,944              13,705,125
                                                                                       ============           =============
Long-term Liabilities:
  Restructuring liability..............................................................     278,722                 335,454

Stockholders' Equity:
  Preferred stock, $.01 par value 1,000,000 shares authorized:
       Series A, 183,334 shares issued and outstanding.                                   1,466,668               1,466,668
       Series B, 35,000 shares issued and outstanding, liquidation
           value equals stated value.                                                     1,750,000               1,750,000
       Series C, 253,663 shares and 170,038 shares issued and
           outstanding in 2000 and 1999, respectively. Liquidation
           value of $7,609,890 and $5,101,140, respectively.............................. 5,073,260               3,400,760
       Series D, 50,000 shares issued and outstanding in 2000,
           liquidation value of $1,500,000............................................... 1,000,000                       0
  Common Stock, $.01 par value, 25,000,000 shares authorized,
        4,746,010 shares issued.........................................................     47,460                  47,460
  Additional paid-in capital............................................................ 18,127,559              18,335,918
  Accumulated deficit.................................................................. (26,209,832)            (24,645,909)
                                                                                        -----------             -----------
                                                                                          1,255,115                 354,897
                                                                                        -----------             -----------
                                                                                           (161,049)               (161,049)
                                                                                        -----------             -----------
  Less, common stock in treasury at cost..............................................    1,094,066                 193,848
                                                                                        -----------             -----------
        Total stockholders' equity....................................................  $13,231,732             $14,234,427
                                                                                        ===========             ===========

         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                       2000                  1999
                                                                       ----                  ----

Net Sales (including approximately
      $61,000 and $1,113,000,
      respectively, to  related parties)....................     $   6,364,855         $ 12,341,817

Cost of Sales (including approximately
      $1,000 and $10,000, respectively,
      from related parties).................................         4,663,671            9,496,139
                                                                 -------------         ------------
Gross Profit................................................         1,701,184            2,845,678
                                                                 -------------         ------------

Selling, general and administrative.........................         3,070,837            3,911,760
                                                                 -------------         ------------

Loss from Operations........................................        (1,369,653)          (1,066,082)
                                                                 -------------         ------------
Other Income (Expense):
      Interest expense......................................         (193,877)             (166,475)
      Other, net............................................             (396)                4,825
                                                                 -------------         ------------
                                                                      (194,273)            (161,650)
                                                                 -------------         ------------
Loss before Provision for Income Taxes                              (1,563,926)          (1,227,732)
Provision for Income Taxes..................................                 0                    0
                                                                 -------------         ------------
Net Loss    ................................................     $  (1,563,926)        $ (1,227,732)
                                                                 =============         ============
Earnings per Share:
      Basic:
            Net loss per common share.......................     $        (.33)        $       (.28)
                                                                 =============         ============
            Weighted average number of
                  common shares outstanding.................         4,697,085            4,435,509


      Diluted:
            Net loss per common share.......................     $        (.33)        $       (.28)
                                                                 =============         ============
            Weighted average number of
                  common shares outstanding.................         4,697,085            4,435,509


         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                   -----------------------------
                                                                                    2000                   1999
                                                                                   -----                   -----

Cash Flows from Operating Activities:
      Net loss    ............................................................  $  (1,563,926)          $ (1,227,732)
      Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization.....................................        396,297                196,286
            Provision for bad debts...........................................          6,000                 19,333
            Increase (Decrease) in cash from changes in:
                  Accounts receivable.........................................       (275,913)               144,937
                  Inventory...................................................        191,560               (368,595)
                  Prepaid expenses and other current assets...................         82,667               (328,294)
                  Other assets................................................          3,248                 32,062
                  Accounts payable and accrued expenses.......................     (1,200,325)               710,126
                  Due to distributors.........................................            487                (68,303)
                  Accrued restructuring liabilities...........................        (56,732)               (33,831)
                  Other liabilities...........................................        (66,383)               (21,562)
                                                                                -------------           ------------
      Net cash used in operating activities...................................     (2,483,020)              (945,573)
                                                                                -------------           ------------
Cash Flows from Investing Activities:
      Purchase of property and equipment......................................         (1,924)               (28,351)
                                                                                -------------           ------------
      Net cash used in investing activities...................................         (1,924)               (28,351)
                                                                                -------------           ------------
Cash Flows from Financing Activities:
      Proceeds from (payments of) bank loan payable, net......................       (449,958)                67,821
      Proceeds from issuance of common stock..................................              0                  2,791
      Proceeds from issuance of preferred stock...............................      2,500,000                      0
      Payment of preferred stock dividend.....................................              0                (78,334)
      Payment of stock issuance costs.........................................       (165,859)                     0
                                                                                -------------           ------------
      Net cash provided by (used in) financing activities.....................      1,884,183                 (7,722)
                                                                                -------------           ------------
Decrease in Cash..............................................................       (600,762)              (981,646)
Cash, Beginning of Period.....................................................        600,762                981,646
                                                                                -------------           ------------
Cash, End of Period...........................................................  $           0           $          0
                                                                                =============           ============
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
            Income taxes......................................................  $           0           $          0
                                                                                =============           ============
            Interest..........................................................  $      94,890           $    173,470
                                                                                =============           ============

During 2000, 8,625 shares of Class C Preferred Stock were issued for payment of $172,500 in placement fees.

At March 31, 2000 unpaid transaction costs of $130,000 were included in accrued expense.

         The accompanying notes are an integral part of this statement.

                             DELICIOUS BRANDS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

Interim Financial Statements

The unaudited interim financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements were omitted. The interim financial statements and notes should be read in conjunction with the annual audited financial statements and notes thereto contained in the Form 10-K of Delicious Brands, Inc. (the "Company") dated April 14, 2000. The Company's auditors have questioned the ability of the Company to continue as a going concern due to recurring losses from operations, a significant net working capital deficit and the fact that the Company's existing revolving line of credit will not be renewed beyond June 15, 2000. Although management believes that the Company will continue operations until the pending asset sale is completed, there is no guarantee that the Company can remain viable until the conclusion of the pending transaction. (See "Recent History" for description of pending sale). The accompanying unaudited interim financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

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

5.       Subordinated Debt

On April 27, 1999, the remaining outstanding 9% Subordinated Convertible Promissory Notes (the "9% Notes") aggregate principal amount of approximately $393,000, matured. The Company has not repaid the 9% Notes and currently does not have funds to repay such amounts. The Company believes its credit facility with U.S. Bancorp prohibits repayment of the principal portion of these subordinated notes. One of the noteholders has filed a lawsuit against the Company seeking repayment of his note.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2.  BUSINESS

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


Recent History

            The Company's failure to satisfy the Nasdaq SmallCap Market maintenance requirements resulted in the Common Stock being delisted from the Nasdaq SmallCap Market as of February 1, 2000. Trading of the Company's Common Stock, if any, is now conducted in the Over-the-Counter Bulletin Board.

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

            On  April 5,  2000,  the  Company  entered  into an  Asset  Purchase
Agreement (the "APA") with BF USB, Inc., a Delaware corporation and indirect subsidiary of Parmalat Canada Ltd., who is affiliated with certain of the Company's suppliers and customers and who has acquired businesses from and entered into a consulting agreement with the Company's Chairman of the Board of Directors. Under the terms of the APA, the Company will sell substantially all of its assets for $26,680,000 less a $1,700,000 working capital adjustment, plus (minus) actual working capital (deficit), delivered at closing, as defined, in cash and the assumption of certain liabilities that are related to the ongoing operations of the Company. The APA requires that $5,336,000 of the cash to be
delivered   at

Closing be deposited into an escrow account to satisfy indemnification obligations (if any) of the Company which may arise under the APA. The provisions of the escrow agreement provide for release of funds in varying amounts on the six-, twelve- and eighteenth- month anniversary of the closing date. After payment of all outstanding debt and redemption of its preferred stock the Company believes the proceeds from the sale will not represent a premium to current market capitalization. The purchase price is subject to adjustments and indemnifications as provided in the APA. The APA requires the Company to pay a break-up fee of $1,500,000 in the event this agreement is terminated by the Company, if the Company were to accept a superior proposal for the sale of the assets or otherwise. The Company has agreed not to compete in the snack food industry without the consent of BF USB, and does not plan to operate in the snack food industry after consummation of the asset sale. The Company's Board of Directors is exploring its alternatives and opportunities and may seek to enter into a new line of business after the closing of the asset sale; however, the Board of Directors has not identified any new business at present and if the Board of Directors does not successfully identify a new line of business, it may seek to sell or liquidate the Company and pay out the net cash to its shareholders.

            Additionally, the sale is subject to regulatory approval. This transaction is subject to satisfaction of various conditions, Hart Scott Rodino Act approval, and other governmental approvals and the obtaining of all necessary consents. Delicious has received an opinion from its financial advisor, Valuemetrics, Inc., that the amount of consideration to be received by the Company is fair from a financial perspective.

            The transaction has been approved by a majority of the Company's shareholders and an Information Statement as filed with the Securities and Exchange Commission ("SEC") on Schedule 14C on May 3, 2000 was mailed to all shareholders of record as of April 14, 2000 on or about May 5, 2000.

            The Company's auditors have questioned the ability of the Company to continue as a going concern due to recurring losses from operations, a significant net working capital deficit and the fact that the Company's existing revolving line of credit will not be renewed beyond June, 15, 2000. Although management believes that the Company will continue operations until the pending asset sale described above is completed, there is no guarantee that the Company can remain viable until the conclusion of the pending transaction .

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


Results of Operations

            The Company's auditors have questioned the ability of the Company to continue as a going concern due to recurring losses from operations, a significant net working capital deficit and the fact that the Company's existing revolving line of credit will not be renewed beyond June 15, 2000. Although management believes that the Company will continue operations until the pending asset sale is completed, there is no guarantee that the Company can remain viable until the conclusion of the pending transaction. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event the Company's plans are not successful.

Net Sales. Net sales decreased 48% to $6.4 million for the three months ended March 31, 2000. Delicious brand product sales decreased partially as a result of changes in the buying habits of distributors as well as increased competition from private label and national brands. Distributors formerly visited retailers multiple times each week and relied on unit volume to earn profits. Distributors currently rely on less visits per week, lower volume sales and a higher gross margin. Effective August 2, 1999 the Company terminated business with its largest distributor of Delicious brand products due to poor performance. The distributor represented approximately 15% of the Company's sales during 1998. While the Company has replaced this distributor with new distributors, the Company continues to experience a decline in sales. In response to the termination of this distributor, the owner ceased carrying the Company's products in their other divisions. Also during 1999, industry consolidation led to several major customers being purchased by competitors and the loss of sales. Salerno brand product sales declined primarily as a result of reduced sales to grocery chains, caused by increased competition, in two regions of the country. Sales were negatively affected by the Company's inability to obtain inventory, as discussed in "Liquidity and Capital Resources" below.

Gross Profit. Gross profit decreased 39.3% to $1.7 million for the three months ended March 31, 2000. The gross profit decrease, $1.1 million, resulted primarily from the sales reduction discussed above. Gross profit as a percentage of sales increased 3.6%, primarily as a result of Salerno's gross profit increasing 6%. Salerno's gross profit increased as a result of a 3% price increase effective in January and reduced promotional allowances. Delicious and Frookie gross profit declined. Delicious gross profit declined 5% as competition in promotionally priced cookies resulted in heavier promotional expenses.

Selling,   General  and  Administrative   Expenses.  The  selling,  general  and
administrative expenses decrease, $840,000, resulted primarily from lower selling expenses related to reduced sales and lower promotional expenses.

Other Income (Expense) Other expenses increased 20.2% to $194,000 for the three months ended March 31, 2000. This increase was primarily due to higher interest expense related to increased borrowings.

Provision for Income Tax. The provision for income tax for the three months ended March 31, 2000 was zero, as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance increase for the three months ended March 31, 2000 was $610,000. The valuation allowance increase was primarily due to the future uncertainty of the future utilization of the net operating losses generated. The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to non-deductible amortization of intangible assets and the effect of the increase in the valuation allowance.

Net Loss Net loss increased 33.3% to $1.6 million for the three months ended March 31, 2000 and was a result of the factors discussed above.

Liquidity and Capital Resources

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

            In recent periods, the Company has utilized its working capital and proceeds from both private placements and the Company's initial public offering (the "Initial Public Offering") of common stock, $.01 par value per share ("Common Stock") to cover operating deficits. Because the Company purchases its products from co-packers, it does not intend to invest in plant or equipment relating to the manufacture of products for sale. Further, the Company believes that its existing fleet of leased trucks is sufficient for the foreseeable future. In addition, the Company's introduction of new products represents an immaterial capital expenditure because co-packers are responsible for the research, development and ingredients costs. The only costs incurred by the Company are packaging design costs, which did not exceed $100,000 in 1999. Consequently, additions to property and equipment are not expected to be material in future periods.

            On April 12, 1999, the Company consummated a private placement of 35,000 shares of Series B Preferred Stock and a warrant to purchase 700,000 shares of Common Stock for an aggregate price of $1.75 million. The net proceeds of $1.5 million were applied by the Company to primarily reduce outstanding trade payables balances.

Each share of Series B Preferred Stock is currently convertible into approximately seven shares of Common Stock, subject to certain antidilution provisions. The warrant to purchase 700,000 shares of Common Stock has an initial exercise price of $0.01 per share, subject to certain antidilution provisions, for a term of ten years from the date of its issuance. The warrant was exercised on April 7, 2000.

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

            On April 6, 2000, the Company consummated the closing of a private placement to which it issued an aggregate 100,000 shares of 12% Cumulative Series D Preferred Stock for an aggregate price of $2,000,000. The net proceeds of $1,725,000 were used as follows: (1) $500,000 was deposited into a special escrow reserve account related to the pending asset sale of the Company (see "Recent History" for previous discussion), and (2) $1,225,000 to increase cash balances, paydown the bank loan and reduce outstanding trade payable balances.

            During January through March, the Company was unable to obtain all the inventory needed to fill customer orders, due to many of its vendors requiring C.O.D. terms. All vendors continue to ship inventory.


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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2000, the Company had no outstanding derivative financial instruments. All of the Company's transactions occur in U.S. dollars. Therefore, the Company is not subject to significant foreign currency exchange risk.

Part II: Other Information

Item 1:  Legal Proceedings

            On April 27, 1999, the remaining outstanding 9% Subordinated Convertible Promissory Notes (the "9% Notes") aggregate principal amount of approximately $393,000, matured. The Company has not repaid the 9% Notes and currently does not have funds to repay such amounts. The Company believes its credit facility with U.S. Bancorp prohibits repayment of the principal portion of these subordinated notes. One of the noteholders has filed a lawsuit against the Company seeking repayment of his note.

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

Item 2:  Changes in Securities and Use of Proceeds

(1.c.) The following unregistered securities were issued by the Company during the three months ended March 31, 2000:

                                          Description of                      Number of Shares                 Exercise Price
     Date of Issuance                   Securities Issued               Issued or Subject to Options             per Share
     ----------------                   -----------------               ----------------------------             ---------
          1/1/00                       Common Stock Options                         4,500                           $1.50
          1/7/00               Cumulative Series C Preferred Stock                 83,625                          $20.00
          3/24/00              Cumulative Series D Preferred Stock                100,000                          $20.00

         All of the above options were granted to non-employee directors pursuant to the 1994 Formula Stock Option Plan. These options have a vesting period of three years and a life of ten years.

         Each share of Series C and Series D Preferred Stock is convertible into ten shares of Common Stock and pays an annual dividend of 12%. A commission of 26,163 shares of Series C Preferred Stock and $68,000 were paid to two placement agents in connection with the Series C Cumulative Preferred Stock. A commission of $210,000 was paid to two placement agents in connection with the Series D Cumulative Preferred Stock.

         The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities of Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 4:  Submission of Matters to Vote of Security Holders:

         The consent of a majority of Security Holders was obtained to enter into the Asset Purchase Agreement, discussed herein and to change the Company's name to Next Generation Technology Holdings, Inc. See the Company's Schedule 14C filed with the SEC on May 3, 2000 incorporated herein by reference.

Item 6:  Exhibits and reports on Form 8-K:
         a)   Exhibits:  27 - Financial Data Schedule
         b)   A Form 8-K was filed on February 1, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DELICIOUS BRANDS, INC.
                                                    (Registrant)

      May 22, 2000                      /s/ Thomas J. Guinan
------------------------          ----------------------------------------------
          Date                                    Thomas J. Guinan
                                              President, Director and
                                              Chief Executive Officer



      May 22, 2000                      /s/ Jeffry W. Weiner
------------------------          ----------------------------------------------
          Date                                    Jeffry W. Weiner
                                            Executive Vice President and
                                              Chief Financial Officer