Form 10-Q
period 2000-06-30
DELICIOUS BRANDS INC
filed 2000-08-14
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2000


/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number 000-24941


                 Next Generation Technology Holdings, Inc.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


            Delaware                                     06-1255882
--------------------------------------------------------------------------------
  (State of other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

    590 Madison Avenue, 21st Floor
     PMB 2137 New York, NY                                  10022
--------------------------------------------------------------------------------
  (Address of Principal executive offices)                (Zip code)

Registrant's telephone number including area code:      (212) 521-4180

Delicious Brands, Inc., 2070 Maple Street, Des Plaines, Illinois 60018
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if changed since last report

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


       5,702,865 shares of Common Stock were outstanding on August, 2000.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


                                    I N D E X


Part I:     Financial Information                                           Page

 Item 1.    Financial Statements:

            Balance Sheets as of June 30, 2000 and December 31, 1999          2

            Statements of Operations, Three and Six Months Ended              3
               June 30, 2000 and 1999

            Statements of Cash Flows, Six Months Ended June 30, 2000          4
               and 1999

            Notes to Condensed Financial Statements                           6

 Item 2.    Management's Discussion and Analysis of Financial Condition       7
              and Results of Operations


Part II:    Other Information

 Item 1.    Legal Proceedings                                                11

 Item 5.    Other Information                                                11

 Item 6.    Exhibits and Reports on Form 8-K                                 11

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                                                         June 30,     December 31
                                                                                                           2000           1999
                                                                                                           ----           ----
ASSETS                                                                                               (unaudited)
Current Assets:
      Cash ......................................................................................   $  8,908,336    $    600,762
      Accounts receivable including $39,284 and $213,040,
            respectively, due from related parties, net of allowances of
            $1,816,043 and $2,857,970, respectively .............................................              0       1,797,900
      Inventory .................................................................................              0       1,043,400
      Prepaid expenses and other current assets .................................................      4,283,702         247,761
                                                                                                    ------------    ------------
                                                                                                      13,192,038       3,689,823
                                                                                                    ------------    ------------
Property and Equipment, Net of Accumulated Depreciation .........................................              0         269,833

Other Assets:
      Goodwill ..................................................................................              0       9,460,852
      Other .....................................................................................      1,499,550         813,919
                                                                                                    ------------    ------------
                                                                                                       1,499,550      10,274,771
                                                                                                    ------------    ------------
                                                                                                    $ 14,691,588    $ 14,234,427
                                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Bank loan payable .........................................................................   $          0    $  1,326,033
      Current portion of subordinated debt.......................................................      5,300,000       5,643,332
      Accounts payable including $64,404 and $60,460, respectively,
            due to related parties ..............................................................        299,177       3,839,756
Income Taxes Payable ............................................................................        300,000               0
Due to distributors .............................................................................        257,420         308,559
      Accrued expenses ..........................................................................      2,416,553       1,796,091
      Current portion of long-term liabilities ..................................................        519,678         791,354
                                                                                                    ------------    ------------
                                                                                                       9,092,827      13,705,125
                                                                                                    ------------    ------------

Long-term Liabilities:
      Restructuring liability                                                                            210,871         335,454
                                                                                                    ------------    ------------

Stockholders' Equity:
      Preferred stock, $.01 par value 1,000,000 shares authorized:
            Series A, 183,334 shares issued and outstanding .....................................      1,466,668       1,466,668
            Series B, 35,000 shares issued and outstanding. Liquidation
                  value equals stated value .....................................................      1,750,000       1,750,000
            Series C, 170,038 shares issued and outstanding in 1999
                  Liquidation value of $5,101,140 ...............................................              0       3,400,760
            Series D, 100,000 shares issued and outstanding in 2000
                  Liquidation value of 3,000,000 ................................................      2,000,000               0
      Common Stock, $.01 par value, 25,000,000 shares authorized,
            5,751,790 shares issued .............................................................         57,518          47,460
      Additional paid-in capital ................................................................     15,373,652      18,335,918
      Accumulated deficit .......................................................................    (15,098,899)    (24,645,909)
                                                                                                    ------------    ------------
                                                                                                       5,548,939         354,897
      Less, common stock in treasury at cost....................................................        (161,049)       (161,049)
                                                                                                    ------------    ------------
            Total stockholders' equity                                                              $  5,387,890         193,848
                                                                                                    ------------    ------------
                                                                                                    $ 14,691,588    $ 14,234,427
                                                                                                    ============    ============

         The accompanying notes are an integral part of this statement

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                  ---------------------------      -------------------------
                                                   2000             1999             2000           1999
                                                   ----             ----             ----           ----

Net Sales (including approximately
      $33,989, $1,277,000, $94,846 and
      $2,390,000 respectively, to related
      parties).................................  $ 4,143,434      $ 11,389,402    $ 10,508,289    $ 23,731,219

Cost of Sales (including approximately
      $0, $7,000, $1,008 and $17,000
      respectively, from related parties)......    3,037,507         8,821,129       7,701,178      18,317,268
                                                 -----------      ------------    ------------    ------------

Gross Profit...................................    1,105,927         2,568,273       2,807,111       5,413,951
                                                 -----------      ------------    ------------    ------------

Selling, general and administrative                3,759,956         3,760,040       6,830,793       7,671,800
                                                 -----------      ------------    ------------    ------------
Loss from Operations...........................   (2,654,029)       (1,191,767)     (4,023,682)     (2,257,849)
                                                 -----------      ------------    ------------    ------------
Other Income (Expense):
      Gain on the Sale of Business                14,439,149                 0      14,439,149               0
      Interest expense.........................     (147,320)         (175,601)       (341,197)       (342,076)
      Other, net...............................      175,964           116,372         175,568         121,197
                                                 -----------      ------------    ------------    ------------
                                                  14,467,793           (59,229)     14,273,520        (220,879)
                                                 -----------      ------------    ------------    ------------
Income (Loss) before Provision for Income
      Taxes....................................   11,813,764        (1,250,996)     10,249,838      (2,478,728)
Provision for Income Taxes.....................      300,000                 0         300,000               0
                                                 -----------      ------------    ------------    ------------
Net Income (Loss)..............................  $11,513,764      $ (1,250,996)   $  9,949,838    $ (2,478,728)
                                                 ===========      ============    ============    ============

Earnings per Share:
      Basic:
            Net Income (Loss) per common
                  share........................  $      2.02      $      (.28)    $      1.92     $       (.56)
                                                 ===========      ============    ============    ============
            Weighted average number of
                  common shares outstanding....    5,702,865        4,441,085       5,173,898        4,438,586

      Diluted:
            Net Income (Loss) per common
                  share                          $      1.66      $      (.28)    $      1.51     $       (.56)
                                                 ===========      ============    ============    ============
            Weighted average number of
                  common shares outstanding....    6,917,070        4,441,085       6,583,234        4,438,586

         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                         Six Months Ended June 30,
                                                                                    ----------------------------------------
                                                                                          2000                    1999
                                                                                          ----                    ----

Cash Flows from Operating Activities:
      Net loss    ............................................................     $       9,949,838       $    (2,478,728)
      Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization.....................................               717,080               394,184
            Provision for bad debts...........................................               290,234                37,333
            Gain on Sale of Business..........................................           (14,439,149)                    0
            Increase (Decrease) in cash from changes in:
                  Accounts receivable.........................................              (729,921)             (262,421)
                  Inventory...................................................               (21,854)              170,630
                  Prepaid expenses and other current assets...................            (4,298,438)             (301,013)
                  Other assets................................................            (1,361,189)               49,103
                  Accounts payable and accrued expenses.......................               211,899               649,095
                  Income taxes payable........................................               300,000                     0
                  Due to distributors.........................................               (15,166)              (20,471)
                  Accrued restructuring liabilities...........................              (124,583)             (128,406)
                  Other liabilities...........................................              (271,676)             (109,740)
                                                                                   -----------------       ---------------
      Net cash provided (used) in operating activities........................            (9,792,925)           (2,000,434)
                                                                                   -----------------       ---------------

Cash Flows from Investing Activities:
      Purchase of property and equipment......................................                (1,925)              (50,859)
      Proceeds from Sale of Business (net of $849,400
            of sales commissions and accrued estimate
            working capital adjustment due purchaser of
            $462,013).........................................................            24,527,587                     0
                                                                                   -----------------       ---------------
      Net cash used in investing activities...................................            24,525,662               (50,859)
                                                                                   -----------------       ---------------
Cash Flows from Financing Activities:
      Proceeds from (Payments) of bank loan payable, net......................            (1,326,032)             (308,646)
      Proceeds (Payments) of current portion of
            subordinated debt.................................................              (343,332)
      Proceeds from issuance of preferred stock B.............................                     0             1,750,000
      Proceeds from issuance of preferred stock C.............................             1,672,500                     0
      Proceeds from issuance of common stock..................................                10,058                 3,191
      Proceeds from issuance of preferred stock D.............................             2,000,000                     0
      Redemption of preferred stock C.........................................            (7,609,890)                    0
      Payment of preferred stock dividend.....................................              (402,831)              (78,334)
      Payments of stock issuance costs........................................              (425,636)             (296,564)
                                                                                   -----------------       ---------------
      Net cash provided by (used in) financing activities.....................            (6,425,163)            1,069,647
                                                                                   -----------------       ---------------

Increase (decrease) in Cash...................................................             8,307,574             (981,646)
Cash, Beginning of Period.....................................................               600,762              981,646
                                                                                   -----------------       ---------------
Cash, End of Period...........................................................     $       8,908,336       $            0
                                                                                   =================       ===============

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
            Income taxes......................................................     $               0       $            0
                                                                                   =================       ===============
            Interest..........................................................     $         144,517       $      348,720
                                                                                   =================       ===============


         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                         STATEMENT OF CASH FLOWS, CONT.


Supplemental Disclosure of Non-Cash
       Investing and Financing Activities:

         On June 1, 2000 the Company sold substantially all of its assets to BF USB, Inc. for cash and the assumption of certain liabilities, as follows:



         Gross Purchase Price                              $  26,680,000
         Working Capital Adjustment                           (1,700,000)
         Estimated Closing Working Capital Balance               859,000
         Closing Working Capital Balance Adjustment             (462,013)
                                                          --------------
         Net Proceeds Purchase Price                          25,376,987
         Liabilities Assumed                                   3,167,628
         Assets Sold                                         (13,256,066)
         Sales Commission Paid                                  (849,400)
                                                         ---------------
         Gain on the Sale                                  $  14,439,149
                                                         ===============

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

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

2.       Net Income (Loss) Per Share

For the three and six months ended June 30, 1999, basic net income (loss) per share and diluted net income (loss) per share have been calculated using the weighted average number of Common shares outstanding during each period. All options and warrants were omitted from the computation of diluted net income
(loss) per share because the options and warrants are antidilutive when net losses are reported.


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2.

General

            On April 5, 2000, Next Generation Technology Holdings, Inc. (f/k/a Delicious Brands, Inc.) (the "Company") entered into an Asset Purchase Agreement (the "APA") with BF USB, Inc. ("BF USB"), a Delaware corporation and indirect subsidiary of Parmalat Canada Ltd., who was affiliated with certain of the Company's suppliers and customers and who has acquired businesses from and entered into a consulting agreement with the Company's Chairman of the Board of Directors. On June 1, 2000, the Company consummated the sale of substantially all of its assets and business to BF USB for cash. The $26,680,000 purchase price reduced by a net working capital adjustment of $841,000, which adjustment will be revised based on the actual net working capital reflected in the balance sheet as of May 31, 2000. The net proceeds of $25,839,000 were paid as follows:

        o   Deposited into an escrow account                  $  5,336,000
        o   Non-assumed bank debt, other debt                   11,524,000
            and liabilities of the Company paid directly
            by BF USB
        o   Wire transfer to the Company's bank account          8,979,000
                                                              ------------
                                                              $ 25,839,000
                                                              ============

The escrow account deposit of $5,336,000 will be held to cover any indemnification claims that arise within eighteen months of the closing of the sales transaction. One half of such escrow amount, $2,668,000, will be released December 1, 2000, $1,334,000 will be released June 1, 2001, and $1,334,000 will be released December 1, 2001. Each deposit release will be reduced by the amount of indemnification claims, if any, paid or filed by BF USB. Remaining proceeds and escrow deposit refunds will be used to liquidate certain classes of preferred stock, repay debt and other liabilities not assumed and pay ongoing operating expenses. Assuming that the Company receives a full reimbursement of the $5,336,000 escrow account deposit and combines these funds with existing cash balances to pay all existing debt and redeems all currently outstanding Series B and Series D Preferred Stock, the Company anticipates there could be up to $400,000 available to pay ongoing operating expenses and make a liquidating distribution, if liquidation were to be pursued, to the remaining Series A Preferred and common stockholders; however, the assumptions and approximations may be inaccurate, and therefore, no assurance can be given that such full reimbursement and or approximation will be reliable.

            The  Company  has agreed  not to compete in the snack food  industry without the consent of BF USB, and does not plan to operate in the snack food industry. The Board of Directors of the Company is exploring various opportunities to enter a new line of business. The Board of Directors has not identified any new line of business at the present and there can be no assurance that any new line of business will ever be identified. If the Board does not successfully identify or otherwise develop a new line of business, it may seek to liquidate the Company and pay out any net cash to the stockholders.

            In conjunction with the sales transaction, the Company sold the right to its brand names. Accordingly, it changed its name to Next Generation Technology Holdings, Inc.

            The Company was incorporated under the laws of the State of Delaware in 1989. Its principal executive offices are located at 590 Madison Avenue, 21st Floor, PMB 2137 New York, NY 10022, and its telephone number is (212) 521-4108.

            The Company's failure to satisfy the Nasdaq SmallCap Market maintenance requirements resulted in the Common Stock being delisted from the Nasdaq SmallCap Market as of February 1, 2000. Trading of the Company's Common Stock, if any, is now conducted in the Over-the-Counter Bulletin Board.

            As a result of the delisting of the Common Stock from the Nasdaq SmallCap Market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock. Furthermore, the regulations of the Securities and Exchange Commission ("SEC") promulgated under the Securities Exchange Act of 1934, as amended, require additional disclosure relating to the market for penny stocks. SEC regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stock could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchaser of the Company's securities to sell their securities in the secondary market.

Results of Operations

            The Company's auditors have questioned the ability of the Company to continue as a going concern due to recurring losses from operations and a significant net working capital deficit. Upon the consummation of the sale of assets the Company has been exploring new business opportunities but has not identified any new business at present. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event the Company's plans are not successful. Further, the results of operations for the quarter ending June 30, 2000 may not be indicative of the results for the full year or necessarily comparable to prior quarters as a result of the sale of substantially all the assets of the Company during the quarter.

Net Sales. Net sales decreased 64% to $4.1 million for the three months ended June 30, 2000 as compared to approximately $11.3 million for the same period in 1999. The decrease is primarily a result of the sale of the business effective June 1, 2000 as well as product shortages resulting from credit restrictions instituted by certain of the Company's vendors.

Gross Profit. Gross profit decreased 57% to $1.1 million for the three months ended June 30, 2000 as compared to approximately $2.6 million for the same period in 1999. The decrease is primarily as a result of the decreased sales noted above.

Selling,   General  and  Administrative   Expenses.  The  selling,  general  and
administrative expenses was unchanged for the three months ended June 30, 2000 as compared to the same period in 1999.

Other Income (Expense) Other income increased to $15.0 million for the three months ended June 30, 2000, primarily as a result of the gain on the sales transaction as compared to the same period in 1999.

Provision for Income Tax. The provision for income tax for the three months ended June 30, 2000 was $300,000 as compared to $0 for the same period in 1999.

Net Income. Net income was $11.5 million for the three months ended June 30, 2000 as compared to the net loss of $1.25 million for the same period in 1999.


Liquidity and Capital Resources

            In recent periods, the Company has utilized its working capital, proceeds from both private placements and the Company's initial public offering (the "Initial Public Offering") of common stock, $.01 par value per share ("Common Stock") and proceeds from the sale of its assets to BF USB to cover operating deficits. Because of the Company's sale of assets and related non-compete requirements, it does not intend to invest in plant or equipment relating to the manufacture or distribution of products for sale. Consequently, additions to property and equipment are not expected to be material in future periods.

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

Proceeds from the sales transaction and escrow deposit refunds (when received) have been and will be used to liquidate certain classes of preferred stock, repay debt and other liabilities not assumed and pay ongoing operating expenses. Assuming that the Company receives a full reimbursement of the $5,336,000 escrow account deposit and combines these funds with existing cash balances to pay all existing debt and redeems all currently outstanding Series B and Series D Preferred Stock, the Company anticipates there could be up to $400,000 available to pay ongoing operating expenses and make a liquidating distribution to the remaining Series A Preferred and common stockholders; however, such assumptions and approximations may be inaccurate due to unknown indemnification claims which may arise and the possible new business opportunities that the Company may enter.


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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

         At June 30, 2000, the Company had no outstanding derivative financial instruments. All of the Company's transactions occur in U.S. dollars. Therefore, the Company is not subject to significant foreign currency exchange risk.

Part II:    Other Information

Item 1:     Legal Proceedings

            On October 9, 1999 one of the Company's suppliers filed suit against the Company in the Circuit Court of Cook County, Illinois claiming breach of contract and bad faith dealing. The Company answered the complaint and filed a counterclaim for breach of contract due to poor quality of products. The Company continued to do business with this supplier up to the date of sale, June 1, 2000, of substantially all of its assets to BF USB; however, the Company has terminated its contract with this supplier. In the opinion of management, this suit is without merit but unfavorable disposition could have a material effect on the Company's financial position, results of operations or liquidity. In addition, from time to time the Company may be subject to claims and lawsuits arising in the normal course of business.

Item 5:     Other Information

            On June 1, 2000, the Company consummated the sale of substantially all of its assets and business to BF USB for cash. The $26,680,000 purchase price reduced by a net working capital adjustment of $841,000, which adjustment will be revised based on the actual net working capital reflected in the balance sheet as of May 31, 2000. The net proceeds of $25,839,000 were paid as follows:

         o  Deposited into an escrow account             $   5,336,000
         o  Non-assumed bank debt, other debt               11,524,000
            and liabilities of the Company paid directly
            by BF USB
         o  Wire transfer to the Company's bank account      8,979,000
                                                         -------------
                                                         $  25,839,000
                                                         =============

            The escrow account deposit of $5,336,000 will be held to cover any indemnification claims that arise within eighteen months of the closing of the sales transaction. One half of such escrow amount, $2,668,000, will be released December 1, 2000, $1,334,000 will be released June 1, 2001, and $1,334,000 will be released December 1, 2001. Each deposit release will be reduced by the amount of indemnification claims, if any, paid or filed by BF USB. Remaining proceeds and escrow deposit refunds will be used to liquidate certain classes of preferred stock, repay debt and other liabilities not assumed and pay ongoing operating expenses.

Item 6:     Exhibits and reports on Form 8-K:
            a)  Exhibits:

              3.1 Certificate of Amendment to the Certificate of Incorporation of Delicious Brands, Inc. dated June 1, 2000.

             *3.2 Certificate of Designation, Preferences and Other Rights and Qualifications of Series D Preferred Stock.

            *10.1   Asset Purchase Agreement dated April 5, 2000.

               27   Financial Data Schedule

          b)  Form 8-K:  On June 7, 2000, the Company filed a Form 8-K.


----------
* Incorporated by reference to the Company's Annual Report on Form 10-K dated April 14, 2000.

                                   Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                              (Registrant)

August 11, 2000                        /s/ Donald C. Schmitt
-------------------------------        -----------------------------------------
                Date                        Donald C. Schmitt
                                            President, Director and
                                            Chief Executive Officer