Form 10-Q
period 2000-09-30
DELICIOUS BRANDS INC
filed 2000-11-14
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                              --------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          To
                              --------------------------  ----------------------

Commission file number 000-24941


                    Next Generation Technology Holdings, Inc.
 -------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


             Delaware                                      06-1255882
-----------------------------------           ----------------------------------
  (State of other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)


   590 Madison Avenue, 21st Floor
       PMB 2137 New York, NY                                     10022
------------------------------------                 ---------------------------
(Address of Principal executive offices)                      (Zip code)

Registrant's telephone number including area code:        (212) 521-4108
                                                  ------------------------------


     Delicious Brands, Inc., 2070 Maple Street, Des Plaines, Illinois 60018
     ----------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if changed)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         YES         X                 NO
              ----------------             ----------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


    5,702,865 shares of Common Stock were outstanding on September 30, 2000.

               NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                               FORM 10-Q

                FOR THE QUARTER ENDED SEPTEMBER 30, 2000




                               I N D E X


Part I:   Financial Information                                            Page

 Item 1.  Financial Statements:

          Balance Sheets as of September 30, 2000 and December 31, 1999     2

          Statements of Operations, Three and Nine Months Ended             3
          September 30, 2000 and 1999

          Statements of Cash Flows, Nine Months Ended September 30,
          2000 and 1999                                                     4

          Notes to Condensed Financial Statements                           6

  Item 2. Management's Discussion and Analysis of Financial Condition       7
          and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk       10

Part II:  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        11

               NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             BALANCE SHEETS


                                                                            September 30,    December 31,
                                                                           ---------------  -------------
                                                                                 2000            1999
                                                                           ---------------  -------------
                                                                             (unaudited)
ASSETS
Current Assets:
      Cash .............................................................   $  2,255,633    $    600,762
      Accounts receivable including $39,284 and $213,040,
            respectively, due from related parties, net of allowances of
            $1,622,503 and $2,857,970, respectively ....................              0       1,797,900
      Inventory ........................................................              0       1,043,400
      Prepaid expenses and other current assets ........................      4,359,923         247,761
                                                                           ------------    ------------
                                                                              6,615,556       3,689,823
                                                                           ------------    ------------
Property and Equipment, Net of Accumulated Depreciation ................              0         269,833
                                                                           ------------    ------------
Other Assets:
      Goodwill .........................................................              0       9,460,852
      Other ............................................................      1,334,000         813,919
                                                                           ------------    ------------
                                                                              1,334,000      10,274,771
                                                                           ------------    ------------
                                                                           $  7,949,556    $ 14,234,427
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Bank loan payable ................................................   $          0    $  1,326,033
      Current portion of subordinated debt .............................         50,000       5,643,332
      Accounts payable including $3,949 and $60,460, respectively,
            due to related parties .....................................        193,529       3,839,756
Income Taxes Payable ...................................................        300,000               0
Due to distributors ....................................................        257,420         308,559
      Accrued expenses .................................................      1,674,194       1,796,091
      Current portion of long-term liabilities .........................        179,678         791,354
                                                                           ------------    ------------
                                                                              2,654,821      13,705,125
                                                                           ------------    ------------
Long-term Liabilities:
      Restructuring liability ..........................................        167,652         335,454
                                                                           ------------    ------------
Stockholders' Equity:
      Preferred stock, $.01 par value 1,000,000 shares authorized:
            Series A, 183,334 shares issued and outstanding ............      1,466,668       1,466,668
            Series B, 35,000 shares issued and outstanding. Liquidation
                  value equals stated value ............................      1,750,000       1,750,000
            Series C, 170,038 shares issued and outstanding in 1999
                  Liquidation value of $5,101,140 ......................              0       3,400,760
            Series D, 100,000 shares issued and outstanding in 2000
                  Liquidation value of 3,000,000 .......................      2,000,000               0
      Common Stock, $.01 par value, 25,000,000 shares authorized,
            5,751,790 shares issued ....................................         57,518          47,460
      Additional paid-in capital .......................................     15,373,652      18,335,918
      Accumulated deficit ..............................................    (15,359,706)    (24,645,909)
                                                                           ------------    ------------
                                                                              5,288,132         354,897
     Less, common stock in treasury at cost ............................       (161,049)       (161,049)
                                                                           ------------    ------------
        Total stockholders' equity .....................................      5,127,083         193,848
                                                                           ------------    ------------
                                                                           $  7,949,556    $ 14,234,427
                                                                           ============    ============

           The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                               -------------------------------      -------------------------------
                                                                     2000           1999                2000            1999
                                                               -------------    --------------      ------------    ---------------

Net Sales (including approximately
      $0, $1,356,000, $95,000 and
      $3,634,000 respectively, to related
      parties)..............................................    $       --      $  9,142,453        $ 10,508,289    $ 32,873,672

Cost of Sales (including approximately
      $0, $2,000, $1,000 and $19,000
      respectively, from related parties) ...................           --         6,935,195           7,701,178      25,252,463
                                                                ------------    ------------        ------------    ------------
Gross Profit ................................................           --         2,207,258           2,807,111       7,621,209
                                                                ------------    ------------        ------------    ------------
Selling, general and administrative .........................        301,581       4,455,798           7,132,374      12,127,598
Loss from Operations ........................................       (301,581)     (2,248,540)         (4,325,263)     (4,506,389)
                                                                ------------    ------------        ------------    ------------
Other Income (Expense):
      Gain on the Sale of Business ..........................           --              --            14,439,149            --
      Interest expense ......................................        (91,355)       (142,158)           (432,552)       (484,234)
      Other, net ............................................        205,260          (3,894)            380,828         117,303
                                                                ------------    ------------        ------------    ------------
                                                                     113,905        (146,052)         14,387,425        (366,931)
                                                                ------------    ------------        ------------    ------------

Loss before Provision for Income Taxes ......................       (187,676)     (2,394,592)         10,062,162      (4,873,320)
Provision for Income Taxes ..................................           --              --               300,000            --
                                                                ------------    ------------        ------------    ------------
Net Income (Loss)...........................................    $   (187,676)   $ (2,394,592)       $  9,762,162    $ (4,873,320)
                                                                ============    ============        ============    ============



Earnings per Share:
      Basic:
            Net Income (Loss) per common
                  share .....................................   $       (.03)   $       (.53)       $       1.82    $      (1.06)
                                                                ============    ============        ============    ============
            Weighted average number of
                  common shares outstanding .................      5,702,865       4,489,675           5,368,829       4,590,270


      Diluted:
            Net Income (Loss) per common
                  share.....................................    $       (.03)   $       (.53)       $       1.42    $      (1.06)
                                                                ============    ============        ============    ============
            Weighted average number of
                  common shares outstanding .................      5,702,865       4,489,675           6,882,674       4,590,270


           The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                       Nine Months Ended September 30,
                                                                                ------------------------------------------
                                                                                        2000                    1999
                                                                                --------------------      ----------------
Cash Flows from Operating Activities:
      Net Income (Loss).......................................................    $  9,762,162             $ (4,873,320)
      Adjustments to reconcile net loss to net cash used in
            operating activities:
            Common stock issued for services rendered .........................              0                  360,000
            Depreciation and amortization .....................................        856,620                  587,304
            Provision for bad debts ...........................................        290,233                  334,547
            Gain on Sale of Business ..........................................    (14,439,149)                       0
            Increase (Decrease) in cash from changes in:
                  Accounts receivable .........................................       (729,921)              (1,369,820)
                  Inventory ...................................................        (21,854)                 509,466
                  Prepaid expenses and other current assets ...................     (4,374,659)                 (50,554)
                  Other assets ................................................     (1,335,179)                  84,577
                  Accounts payable and accrued expenses .......................       (636,105)              (2,138,008)
                  Income taxes payable ........................................        300,000                        0
                  Due to distributors .........................................        (15,166)                   8,857
                  Accrued restructuring liabilities ...........................       (167,802)                (165,558)
                  Other liabilities ...........................................       (611,676)                (145,408)
                                                                                  ------------             ------------
      Net cash provided (used) in operating activities ........................    (11,122,496)              (6,857,917)
                                                                                  ------------             ------------
Cash Flows from Investing Activities:
      Purchase of property and equipment ......................................         (1,925)                 (71,638)
      Proceeds from Sale of Business (net of $849,400
            of sales commissions and accrued estimate
      working capital adjustment due purchaser of $462,013) ...................     24,527,587                        0
                                                                                  ------------             ------------
      Net cash used in investing activities ...................................     24,525,662                  (71,638)
                                                                                  ------------             ------------
Cash Flows from Financing Activities:
      Proceeds from (Payments) of bank loan payable, net ......................     (1,326,032)                (387,983)
      Checks issued in excess of funds on deposit .............................              0                  331,498
      Proceeds (Payments) of current portion of
            subordinated debt .................................................     (5,593,332)               5,250,000
      Payment of subordinated debt issuance costs .............................              0                 (836,747)
      Proceeds from issuance of preferred stock B .............................              0                1,750,000
      Proceeds from issuance of preferred stock C .............................      1,672,500                        0
      Proceeds from issuance of common stock ..................................         10,058                  243,191
      Proceeds from issuance of preferred stock D .............................      2,000,000                        0
      Redemption of preferred stock C .........................................     (7,609,890)                       0
      Payment of preferred stock dividend .....................................       (475,962)                 (78,334)
      Payments of stock issuance costs ........................................       (425,636)                (323,716)
                                                                                  ------------             ------------
      Net cash provided by (used in) financing activities .....................    (11,748,294)               5,947,909

Increase (decrease) in Cash ...................................................      1,654,872                 (981,646)
Cash, Beginning of Period .....................................................        600,762                  981,646
                                                                                  ------------             ------------
Cash, End of Period ...........................................................   $  2,255,634             $          0
                                                                                  ============             ============
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:

            Income taxes ......................................................   $          0             $          0
                                                                                  ============             ============
            Interest ..........................................................   $    587,391             $    508,910
                                                                                  ============             ============


           The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                         STATEMENT OF CASH FLOWS, CONT.


Supplemental Disclosure of Non-Cash
     Investing and Financing Activities:

          On June 1, 2000 the Company sold substantially all of its assets to BF USB, Inc. for cash and the assumption of certain liabilities, as follows:



          Gross Purchase Price                                  26,680,000
          Working Capital Adjustment                            (1,700,000)
          Estimated Closing Working Capital Balance                859,000
          Closing Working Capital Balance Adjustment              (462,013)
                                                             -------------
          Net Proceeds Purchase Price                           25,376,987
          Liabilities Assumed                                    3,167,628
          Assets Sold                                          (13,256,066)
          Sales Commission Paid                                   (849,400)
                                                             -------------
          Gain on the Sale                                      14,439,149
                                                             =============



          On August 18, 1999 165,000 shares of common stock were issued upon the exercise of outstanding options. The total consideration for the 165,000 shares $360,000, was received in exchange for advisory consulting services.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

1.          Basis of Presentation

Interim Financial Statements
----------------------------

The unaudited interim financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements were omitted. The interim financial statements and notes should be read in conjunction with the annual audited financial statements and notes thereto contained in the Form 10-K of Next Generation Technology Holdings, Inc. (f/k/a Delicious Brands, Inc.) (the "Company") dated April 14, 2000. The accompanying unaudited interim financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

2.          Net Income (Loss) Per Share

For the three months ended September 30, 2000 and for the three and nine months ended September 30, 1999, basic net income (loss) per share and diluted net income (loss) per share have been calculated using the weighted average number of Common shares outstanding during each period. All options and warrants were omitted from the computation of diluted net income (loss) per share because the options and warrants are antidilutive when net losses are reported.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2.

General
-------

            On April 5, 2000, the Company entered into an Asset Purchase Agreement (the "APA") with BF USB, Inc. ("BF USB"), a Delaware corporation and indirect subsidiary of Parmalat Canada Ltd., who was affiliated with certain of the Company's suppliers and customers and who has acquired businesses from and entered into a consulting agreement with the Company's Chairman of the Board of Directors. On June 1, 2000, the Company consummated the sale of substantially all of its assets and business to BF USB for cash. The $26,680,000 purchase price was reduced by a net working capital adjustment of $841,000, which adjustment will be revised (currently estimated to be a reduction of $548,000) based on the actual net working capital reflected in the balance sheet as of May 31, 2000. The net proceeds of $25,839,000 were paid as follows:

    o       Deposited into an escrow account                     $   5,336,000
    o       Non-assumed bank debt, other debt                       11,524,000
            and liabilities of the Company paid directly
            by BF USB
    o       Wire transfer to the Company's bank account              8,979,000
                                                                    ----------
                                                                 $  25,839,000
                                                                    ==========

            The escrow account deposit of $5,336,000 will be held to cover any indemnification claims that arise within eighteen months of the closing of the sales transaction. One half of such escrow amount, $2,668,000, will be released December 1, 2000, $1,334,000 will be released June 1, 2001, and $1,334,000 will be released December 1, 2001. Each deposit release will be reduced by the amount of indemnification claims, if any, paid or filed by BF USB. Remaining proceeds and escrow deposit refunds will be used to liquidate certain classes of preferred stock, repay debt and other liabilities not assumed and pay ongoing operating expenses. Assuming that the Company receives a full reimbursement of the $5,336,000 escrow account deposit and combines these funds with existing cash balances to pay all existing debt, the estimated $548,000 closing working capital adjustment (noted above) and redeems all currently outstanding Series D Preferred Stock, the Company anticipates that there could be up to $900,000 available to pay ongoing operating expenses and make a liquidating distribution if liquidation were to be pursued, to the remaining Series A and Series B Preferred and common stockholders; however, the assumptions and approximations may be inaccurate, and therefore, no assurance can be given that such full reimbursement and/or approximation will be reliable.

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


Results of Operations
---------------------

            The Company's auditors have questioned the ability of the Company to continue as a going concern due to recurring losses from operations and a significant net working capital deficit. Upon the consummation of the sale of assets the Company has been exploring new business opportunities but has not identified any new business at present. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event the Company's plans are not successful. Further, the results of operations for the quarter ending September 30, 2000 may not be indicative of the results for the full year or necessarily comparable to prior quarters as a result of the sale of substantially all the assets of the Company during the quarter.

Net Sales. Net sales decreased 100% to zero for the three months ended September 30, 2000 as compared to approximately $9.1 million for the same period in 1999. The decrease is a result of the sale of the business effective June 1, 2000.

Gross Profit. Gross profit decreased 100% to zero for the three months ended September 30, 2000, as compared to $2.2 million for the same period in 1999. The decrease is a result of the sale of the business, as noted above.

Selling, General and Administrative Expenses. The selling, general and administrative expenses decreased 93% to $302,000 for the three months ended September 30, 2000, as compared to $4.5 million for the same period in 1999. The decrease is primarily a result of sale of the business, as noted above.

Other Income (Expense) Other income increased to $205,000 for the three months ended September 30, 2000, as compared to $(142,000) the same period in 1999. The increase is primarily as a result of interest income earned on proceeds received from the sale of the business.

Provision for Income Tax. The provision for income tax for the three months ended September 30, 2000 was zero, as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance increase for the three months ended September 30, 2000 was $73,000. The valuation allowance increase was primarily due to the future uncertainty of the future utilization of the net operating losses generated. The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to non-deductible amortization of intangible assets and the effect of the increase in the valuation allowance.

Net Income. Net loss was $188,000 for the three months ended September 30, 2000 as compared to a net loss of $2.4 million for the same period in 1999.


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

            On August 30, 1999, the Company issued 8% non-negotiable unsecured convertible promissory notes in the principal amount of $5,250,000 (the "8% Notes"). The 8% Notes and accrued interest thereon were due and payable one year from issuance of the 8% Notes. The 8% Notes were convertible, at the option of the 8% Note holders, into shares of the Company's Common Stock at the rate of one share for each $5.00 of outstanding principal amount. The 8% Notes, including all accrued interest thereon, were repaid on September 6, 2000.

            On December 23, 1999, the Company consummated an initial closing of a private placement to which it issued an aggregate of 170,038 shares of 12% Cumulative Series C Preferred Stock for an aggregate price of $3,401,000. The net proceeds of $2,993,000 were applied by the Company to increase cash balances and reduce outstanding trade payable balances.

            On January 7, 2000, the Company consummated a second closing of a private placement to which it issued an aggregate of 83,625 shares of 12% Cumulative Series C Preferred Stock for an aggregate price of $1,673,000. The net proceeds of $1,467,000 were applied by the Company to increase cash balances and reduce outstanding trade payable balances. On June 1, 2000, the Company redeemed all Series C Preferred Stock, with a total liquidation value of $7,610,000.

            On April 6, 2000, the Company consummated the closing of a private placement to which it issued an aggregate 100,000 shares of 12% Cumulative Series D Preferred Stock for an aggregate price of $2,000,000. The net proceeds of $1,725,000 were used as follows: (1) $500,000 was deposited into a special escrow reserve account related to the pending asset sale of the Company, and (2) $1,225,000 to increase cash balances, paydown the bank loan and reduce outstanding trade payable balances. The $500,000 special escrow reserve was returned to the Company, on June 1, 2000, in conjunction with the close of the asset sale of the Company.

            Proceeds from the sales transaction and escrow deposit refunds (when received) have been and will be used to liquidate certain classes of preferred stock, repay debt and other liabilities not assumed and pay ongoing operating expenses. Assuming that the Company receives a full reimbursement of the $5,336,000 escrow account deposit and combines these funds with existing cash balances to pay all existing debt, the estimated $548,000 closing working capital adjustment (previously noted) and redeem all currently outstanding Series D Preferred Stock, the Company anticipates that there could be up to $900,000 available to pay ongoing operating expenses and make a liquidating distribution, if liquidation were to be pursued by the Company, to the remaining Series A and Series B Preferred and common stockholders; however, such assumptions and approximations may be inaccurate due to unknown indemnification claims which may arise and the possible new business opportunities that the Company may enter.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2000, the Company had no outstanding derivative financial instruments. All of the Company's transactions occur in U.S. dollars. Therefore, the Company is not subject to significant foreign currency exchange risk.

Part II:         Other Information


Item 6.          Exhibits and reports on Form 8-K:
                    a) Exhibits:
                       27  Financial Data Schedule.

                    b) Form 8-K:  None.

                 Signatures
                 ----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                                     (Registrant)

November 13, 2000                      /s/ Donald C. Schmitt
--------------------                   -----------------------------------------
        Date                                     Donald C. Schmitt
                                               President, Director and
                                              Chief Executive Officer and
                                             principal financial officer