Form 10-K
period 2000-12-31
DELICIOUS BRANDS INC
filed 2001-04-17
CIK 1059976

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

                        Commission file number 000-24941


                    Next Generation Technology Holdings, Inc.
                         (f/k/a Delicious Brands, Inc.)
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


           Delaware                                   06-1255882
--------------------------------       -----------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

     590 Madison Avenue, 21st Floor
     PMB 2137 New York, NY                                  10022
----------------------------------------            ----------------------------
(Address of Principal executive offices)                  (Zip code)

Registrant's telephone number including area code:        (212) 521-4108
                                                     ---------------------------


Securities Registered Pursuant to Section 12 (b) of the Act:

                                      NONE

Securities Registered Pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $4,702,976 based upon the average of the highest and lowest bid quotations of such Common Stock as obtained from the Over the Counter Bulletin Board on March 31, 2001. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

As  of  March  31,  2001,  there  were  5,717,673  shares   outstanding  of  the
Registrant's Common Stock.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I

1   Business...................................................................1
2   Properties.................................................................2
3   Legal Proceedings..........................................................2
4   Submission of Matters to a Vote of Security Holders........................3

                                     PART II

5   Market for the Registrant's Common Equity and Related Shareholder Matters..4
6   Selected Financial Data....................................................6
7   Management's Discussion And Analysis Of Financial Condition
     And Results Of Operations.................................................9
7A  Quantitative And Qualitative Disclosures About Market Risk................10
8   Financial Statements and Supplementary Data...............................10
9   Changes In And Disagreements With Accountants On
     Accounting And Financial Disclosures.....................................10


                                     PART III

10  Directors and Executive Officers of the Registrant........................10
11  Executive Compensation....................................................11
12  Security Ownership of Certain Beneficial Owners and Management............11
13  Certain Relationships and Related Transactions............................11

                                     PART IV

14  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........11
15  Signatures................................................................13

                                     PART I

ITEM 1.                 BUSINESS

GENERAL

            Next Generation Technology Holdings, Inc. (f/k/a Delicious Brands, Inc., the "Company"), was incorporated in the State of Delaware in 1989 under the name "Delicious Frookie Co. Inc." The Company's name was changed to Next Generation Technology Holdings, Inc. on June 1, 2000. Prior to June 1, 2000, the Company developed, marketed and sold cookies, crackers and related food products under the Delicious(R), Salerno(R), Mama's(R) and Frookie(R) labels. These products are sold primarily in the United States to independent direct-store delivery distributors for resale to supermarkets and other retail outlets, through large wholesalers to natural food stores and also directly to supermarkets and other retail outlets.

            On April 5, 2000, the Company entered into an Asset Purchase Agreement (the "APA") with BF USB, Inc. ("BF USB"), a Delaware corporation and indirect subsidiary of Parmalat Canada Ltd. BF USB was affiliated with certain of the Company's suppliers and customers and has acquired a business from and entered into a consulting agreement with the Company's Chairman of the Board of Directors. On June 1, 2000, the Company consummated the sale of substantially all of its assets and businesses to BF USB for cash. As a result of the sale of substantially all of its assets, the Company currently has no tangible assets other than cash and has had no operations since June 1, 2000.

            The aggregate purchase price for the sale of substantially all the assets of the Company was $26,680,000. The aggregate purchase price was later reduced by a net working capital adjustment of $1,389,000. The net proceeds of $25,291,000 were paid as follows:

     Deposited into an escrow account                              $ 5,336,000
     Non assumed bank debt, other debt
     and liabilities of the Company paid directly
     by BF USB                                                       11,524,000
     Wire transfer to the Company's bank account                      8,979,000
     Final working capital adjustment held out of the first
     escrow account release (as noted below)                           (548,000)
                                                                    ------------
                                                                    $25,291,000

            The escrow account deposit of $5,336,000 was established to cover any indemnification claims that arise within eighteen months of the closing of the sales transaction. Pursuant to the terms of the escrow agreement, one half of the escrow amount, $2,668,000, was released on December 1, 2000. The $2,668,000 released December 1, 2000 was reduced by the $548,000 final working capital adjustment noted above, as well as approximately $84,000 related to a claim made by BF USB for reimbursement of certain packaging liabilities that BF USB claims it has paid on behalf of the Company. The Company timely objected to this claim, which the Company expects will be settled prior to the final distribution of the escrow amount. Each deposit release will be reduced by the amount of indemnification claims, if any, paid or filed by BF USB. Remaining proceeds and funds released from escrow will be used to repay debt and other liabilities not assumed and pay ongoing operating expenses.

            If the Company receives the remaining $2.75 million in the escrow account and combines these funds with existing cash balances to pay all existing debt, the Company estimates that there may be up to $1.6 million available to pay operating expenses and make a liquidating distribution to the holders of the outstanding shares of Series A Preferred Stock, par value $.01 per share (the "Series A Preferred"), Series B Preferred Stock, par value $.01 per share (the "Series B Preferred"), and common stock, par value $.01 per share (the "Common Stock"), if liquidation of the Company were pursued; however, the assumptions and approximations may be inaccurate, and therefore, no assurance can be given that such full reimbursement and/or approximation will be reliable.

NATURE OF BUSINESS

            Pursuant to the terms of the APA, the Company has agreed not to compete in the snack food industry for five years without the consent of BF USB. Since June 1, 2000, the Company has had no operations and consequently, has ceased to operate in the snack food industry. The Board of Directors of the Company is exploring various opportunities to enter a new line of business in the future. At present, the Board of Directors has not identified any new line of business, and it cannot assure that it will ever be able to identify a new line of business. If the Board of Directors does not successfully identify or otherwise develop a new line of business, it may seek to liquidate the Company and pay out its cash to its creditors and its holders of outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Common Stock.

            As part of the sale of substantially all of its assets, the Company assigned to BF USB all its rights to any patent, trademark, license rights and brand names it held. Accordingly, the Company changed its name to Next Generation Technology Holdings, Inc. on June 1, 2000.

            The Company's principal executive offices are located as 590 Madison Avenue, 21st Floor, PMB 2137, New York, NY 10022, and its telephone number is
(212) 521-4108.

Working Capital (Deficit)

            As of December 31, 2000, the Company's current ratio (current assets divided by current liabilities) was 2.1 to 1.0. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for discussion of liquidity and plans to meet future liquidity needs.

Employees

            As of December 31, 2000, the Company had 1 full-time employee.

ITEM 2                  PROPERTIES

            Pursuant to the terms of the APA, the Company's facility and warehouse leases were assumed by BF USB. The Company currently maintains a phone line and mailing address through a service arrangement with HQ Global Workplaces in New York, New York. The service arrangement can be terminated upon 30 days' notice.

ITEM 3.                 LEGAL PROCEEDINGS

            On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC, filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, the plaintiff filed a Second Amended Complaint in which it claimed, among other things, breach of contract, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act. The plaintiff requests damages in excess of $10 million. The Company intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of the plaintiff's products and filed a motion to dismiss many of the asserted claims.

            On January 29, 2001, the Company, Parmalat Dairy and Bakery Inc. and BF USB were named as defendants in an action filed in the Supreme Court of the State of New York, County of Erie. The plaintiffs are seeking a declaratory judgement that the defendants are bound by the terms of certain alleged franchise agreements. On February 23, 2001, BF USB served a notice of claim for indemnity upon the Company, in accordance with the terms of the APA. The Company disputes BF USB's claim. The Company has not yet responded to the complaint, but anticipates filing a motion to dismiss all of the asserted claims.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY

            There was no matter submitted to a vote of security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.                 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                        SHAREHOLDER MATTERS

Market Information

            The Company's Common Stock was traded on the Nasdaq SmallCap Market System ("Nasdaq") under the ticker symbol "DBSI" during the year ended December 31, 1999. As of February 1, 2000, the Company failed to maintain the Nasdaq SmallCap Market listing requirements that resulted in its Common Stock being delisted. Currently, the Company's shares of Common Stock are quoted in the Over-the-Counter Bulletin Board under the symbol "NGTH.OB."

            As a result of the delisting of the Common Stock from the Nasdaq SmallCap Market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the shares of Common Stock. The Securities Exchange Act of 1934, as amended, requires additional disclosure relating to the market for penny stocks. The Securities and Exchange Commission regulations define a penny stock to be an equity security that has a market price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market. For any transaction involving a penny stock, unless exempt, the penny stock rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the shares of Common Stock. These requirements may reduce the level of trading activity in any secondary market for the Common Stock and may adversely affect the ability of broker-dealers to sell them.

            The following table sets forth, for the periods indicated, the high and low bid quotations for the shares of Common Stock, as reported by the Over the Counter Bulletin Board from February 1, 2000 to the December 31, 2000 and Nasdaq for January 1, 1999 to February 2, 2000. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                             BID PRICES

            FISCAL YEAR 2000                 HIGH          LOW
            ------------------------         ----          ------
            First Quarter                    $1.0625     $0.5313
            Second Quarter                    1.2813      0.6250
            Third Quarter                     1.2813      0.2813
            Fourth Quarter                    0.3125      0.1875

                                             BID PRICES

            FISCAL YEAR 1999                 HIGH        LOW
            ------------------------         ----        ---
            First Quarter                    $12 3/4     $11
            Second Quarter                    12 1/8       6 7/8
            Third Quarter                      9 1/8       3 5/8
            Fourth Quarter                     4 7/8       1 5/16

Holders

            As of December 31, 2000, there were 142 holders of record of the Company's Common Stock holding 5,717,673 shares of Common Stock. Based upon information received from some of the record holders, the Company believes there are more than 200 beneficial holders of the Company's Common Stock.

Dividends

            The Company did not declare dividends on its shares of Common Stock in the years ended December 31, 2000 and December 31,1999. If the Company does not distribute its cash and invests in future operations, it intends to retain any future earnings and reinvest it in its future operations. Future cash dividends on the shares of Common Stock will depend on the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

            Additionally, any accrued but unpaid dividends on the Series A Preferred Stock must be paid by the Company prior to paying a dividend on the shares of Common Stock. Holders of the Company's Series A Preferred Stock are entitled to receive semi-annual dividends of five percent of the aggregate stated value of Series A Preferred Stock. During the year ended December 31, 2000, all accrued and previously unpaid dividends were paid to the holders of shares of Series A, C and D Preferred Stock in the amounts of $222,000, $254,000 and $158,000, respectively. During the year ended December 31, 1999, the Company paid one semi-annual dividend to the holders of Series A Preferred Stock aggregating $73,000. As of December 31, 2000, the Company has redeemed all the outstanding shares of Series C Preferred Stock and Series D Preferred Stock.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities.

            On June 1, 2000, the Company issued Donald Schmitt, its Chairman of the Board, 25,000 shares of Common Stock with a market value of $15,625 for services rendered during the year. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, in issuing the 25,000 shares of Common Stock.

ITEM 6.                 SELECTED FINANCIAL DATA

            The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the financial statements, including the notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                             Year ended December 31,
                  (in thousands, except per share information)

                                         1996           1997            1998 (1)         1999             2000(2)
                                         ----           ----            --------         ----             -------
Net Sales                            $ 36,848         $ 30,665         $ 53,030         $ 41,086         $ 10,508

Net Income (Loss)                    $   (898)        $ (3,398)        $ (5,308)        $ (7,635)        $  9,727

Net Income (Loss) Per Share:
             Basic                   $   (.32)        $  (1.16)        $  (1.57)        $  (1.70)        $   1.66

            Diluted                  $   (.32)        $  (1.16)        $  (1.57)        $  (1.70)        $   1.53

Total Assets                         $  7,592         $  6,487         $ 17,828         $ 14,234         $  3,907

Long-term Debt                       $  2,110         $  1,960         $      0         $      0         $      0
(excluding current portion)

(1) In April 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C.

(2) In June 2000, the Company sold substantially all its assets and certain liabilities to BF USB.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Set forth below is a discussion of the financial condition and results of operations for the years ended December 31, 2000, 1999 and 1998. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the information set forth in "Selected Financial Data" and financial statements and the related notes thereto appearing elsewhere in this annual report.

RESULTS OF OPERATIONS

Matters Affecting Comparability - Sale and Acquisition of Assets

            On June 1, 2000, the Company sold substantially all of its assets and certain liabilities to BF USB. Accordingly, the Company's results of operations for the twelve months ended December 31, 2000 only have sales for the first five months of the year ended December 31, 2000 whereas the comparable twelve months ended for the prior year include a full twelve months of activity.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

NET SALES

            Net sales decreased 74% to $10.5 million for the year ended December 31, 2000 from $41.1 million for the year ended December 31, 1999. The decrease is primarily due to sale of the Company's business noted above. Since June 1, 2000, the Company has had no active source of revenue other than interest income derived from the net proceeds it received from that transaction.

GROSS PROFIT

            Gross profit decreased 70% to $2.8 million for the year ended December 31, 2000 from $9.4 million for the year ended December 31, 1999. The decrease is primarily the result of the sale of the business noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses decreased 57% to $6.8 million for the year ended December 31, 2000 from $15.8 million for the year ended December 31, 1999. The decrease is primarily the result of the sale of the business noted above.

OTHER INCOME (EXPENSE)

            Other income (expense) increased to $13.8 million for the year ended December 31, 2000 as compared to $(1.2 million) for the year ended December 31, 1999. The increase is due primarily to the gain on the sale of the business and interest income received on the investment of the remaining proceeds from the sale of $14.4 million and $241,000, respectively.

PROVISION FOR INCOME TAXES

            The provision for income tax for the year ended December 31, 2000 was $160,000 compared to zero for the year ended December 31, 1999. The increase is due to the estimated federal and state income tax liability associated with the gain on the sale of the business noted above.

            At December 31, 2000, the Company has available for tax reporting purposes approximately $14.2 million of net operating loss carryforwards expiring in varying amounts through 2019. As a result of the private placement of Series B Preferred Stock in 1999, the utilization of net operating loss carryforwards generated prior to the transaction are limited under Section 382 of the Internal Revenue Code of 1986, as amended.

NET INCOME (LOSS)

            Net income increased to $9.7 million for the year ended December 31, 2000 from a net (loss) of $(7.6 million) for year ended December 31, 1999. This is primarily a result of the gain on the sale of the business noted above.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

NET SALES

            Net sales decreased 23% to $41.4 million for the year ended December 31, 1999 from $53.0 million for the year ended December 31, 1998. Delicious brand product sales decreased 45% partially as a result of changes in the buying habits of distributors as well as increased competition from private label and national brands. Distributors formerly visited retailers multiple times each week and relied on unit volume to earn profits. During 1999 distributors relied on fewer visits per week, and lower volume sales at a higher gross margin. Effective August 2, 1999, the Company terminated business with its largest distributor of Delicious brand products due to poor performance and replaced it with new distributors. The Company experienced a decline in sales due to the start up process. During the year industry consolidation led to several major customers being purchased by competitors. Salerno brand product sales as compared to 1998 declined 24% primarily as a result of reduced sales to grocery chains, caused by increased competition, in two regions of the country and lower volume sales to certain national accounts. Both brands' sales were negatively affected by the Company's inability to obtain inventory, as discussed in "Liquidity and Capital Resources" below.

GROSS PROFIT

            Gross Profit decreased 16% to $9.4 million for the year ended December 31, 1999 from $11.2 million for the year ended December 31, 1998. Gross profit as a percentage of sales increased 1.8% as Delicious and Frookie gross margins increased 1.7% while Salerno's gross profit decreased 1.3%. The gross margin percentage increased for Delicious and Frookie product lines as the Company concentrated on increasing gross margin by reducing promotion costs and obtaining lower supplier costs. Salerno's decrease in gross margin percentage resulted from higher promotional allowances caused by competitive pressures in the premium sector of the cookie market.

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

OTHER INCOME (EXPENSE)

            Other expenses decreased 37% to $1.2 million from $1.9 million for the year ended December 31, 1998. Financing fees and interest expense declined 56% and 36% respectively due to additional expenses related to the April 3, 1998 acquisition of Salerno.

PROVISION FOR INCOME TAXES

            The provision for income tax for the year ended December 31, 1999 was zero as a result of being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of the loss. The valuation loss increased $2.9 million primarily due to the uncertainty of the future utilization of the net loss.

NET LOSS

            Net loss increased 44% to $7.6 million for the year ended December 31, 1999 from $5.3 million for the year ended December 31, 1998. The increased losses were a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

            In recent periods, the Company has utilized its working capital, proceeds from both private placements and the Company's initial public offering (the "Initial Public Offering") of common stock, $.01 par value per share ("Common Stock") and proceeds from the sale of its assets to BF USB to cover operating deficits. Because of the Company's sale of assets and related non-compete requirements, it does not intend to invest in plant or equipment relating to the manufacture or distribution of products for sale. Consequently, additions to property and equipment are not expected to be material in the future.

            On April 12, 1999, the Company consummated a private placement of 35,000 shares of Series B Preferred Stock and a warrant to purchase 700,000 shares of Common Stock for an aggregate price of 1.75 million. The net proceeds of $1.5 million were applied by the Company to primarily reduce outstanding trade payables balances. Each share of Series B Preferred Stock is currently convertible into approximately seven shares of Common Stock, subject to certain anti-dilution provisions. The warrant to purchase 700,000 shares of Common Stock had an initial exercise price of $0.01 per share, subject to certain anti dilution provisions for a term of ten years from the date of its issuance. The warrant was exercised on April 7, 2000.

            On August 18, 1999, the Company issued promissory notes in the aggregate principal amount of $360,000 (the "Notes"). Interest on the Notes accrues at a rate of 10% per annum. A Note in the principal amount of $250,000 was converted at the holder's request to an 8% Note (as defined below) on August 30, 1999. The remaining Note in the principal amount of $110,000 along with all accrued interest on the Note was paid September 3, 1999.

            On August 27, 1999, 9% promissory notes in aggregate principal amount of approximately $393,000 matured. The Company did not repay the principal amount and accrued interest until funds became available from the sale of the business on June 1, 2000.

            On August 30, 1999, the Company issued 8% non-negotiable unsecured convertible promissory notes in the principal amount of $5.25 million (the "8% Notes"). The 8% Notes and accrued interest thereon were due and payable one year from issuance of the 8% Notes. The 8% Notes were convertible, at the option of the 8% Note holders, into shares of the Company's Common Stock at the rate of one share for each $5.00 of outstanding principal amount. The 8% Notes including all accrued interest thereon were repaid on September 6, 2000.

            On December 23, 1999, the Company consummated an initial closing of a private placement to which it issued an aggregate of 170,038 shares of 12% Cumulative Series C Preferred Stock for an aggregate price of $3.4 million. The net proceeds of $2.99 million were applied by the Company to increase cash balances and reduce outstanding trade payables balances.

            On January 7, 2000, the Company consummated a second closing of a private placement to which it issued an aggregate of 83,625 shares of 12% Cumulative Series C Preferred Stock for an aggregate price of $1.7 million. The net proceeds of $1.5 million were applied by the Company to increase cash balances and reduce outstanding trade payables balances. One June 1, 2000, the Company redeemed all Series C Preferred Stock, with a total liquidation value of $7.6 million.

            On March 24, 2000, the Company consummated the closing of a private placement to which it issued an aggregate 100,000 shares of 12% Cumulative Series D Preferred Stock for an aggregate price of $2.0 million. The net proceeds of $1.7 million were used as follows: (1) $500,000 was deposited into a special escrow reserve account related to the pending asset sale of the Company, and (2) $1.2 million to increase cash balances, pay down the bank loan and reduce outstanding trade payables balances. The $500,000 special escrow reserve was returned to the Company, on June 1, 2000, in conjunction with the close of the asset sale of the Company. On December 1, 2000, the Company redeemed all Series D Preferred Stock, with a total liquidation value of $3.0 million.

            Proceeds from the sales transaction and remaining escrow deposit refunds (when received) have been and will be used to liquidate certain classes of preferred stock, repay debt and other liabilities not assumed and pay ongoing operating expenses. One half of such escrow amount, $2.7 million, was released December 1, 2000. The $2.7 million released December 1, 2000 was reduced by the $548,000 final working capital adjustment noted above, as well as approximately $84,000 related to a claim made by BF USB for reimbursement of certain packaging liabilities that BF USB claims it has paid on behalf of the Company. The claim has not yet been settled. Each deposit release will be reduced by the amount of indemnification claims, if any, paid or filed by BF USB. Remaining proceeds and funds released from escrow will be used to repay debt and other liabilities not assumed and pay ongoing operating expenses.

            If the Company receives the remaining $2.75 million in the escrow account and combines these funds with existing cash balances to pay all existing debt, the Company estimates that there may be up to $1.6 million available to pay operating expenses and make a liquidating distribution to the holders of the outstanding shares of Series A Preferred Stock, Series B Preferred Stock, and Common Stock, if liquidation of the Company were pursued; however, the assumptions and approximations may be inaccurate, and therefore, no assurance can be given that such full reimbursement and/or approximation will be reliable.

            If the Company does not receive all of the remaining $2.75 million in the escrow account, the Company will be able to meet operating expenses as they are minimal and there are no material outstanding short-term or long-term liabilities.

Earnings Per Share

The Company has discovered that, while its actual income was correctly reported, the calculation of its earnings per share reported for the quarterly periods ended June 30, 2000 and September 30, 2000 were calculated incorrectly. Accordingly, the following table sets forth the Company's revised earnings
(loss) per share for these periods:

                                                                                               June 30, 2000
                                                                           -----------------------------------------------------
                                                                           Three Months Ended                   Six Months Ended
                                                                           ------------------                   ----------------
Earnings per Share:
    Basic:

      Net Income (Loss) per common share...................                      1.95                                1.84
      Weighted average number of common
        shares outstanding.................................                    5,702,865                           5,199,975
    Diluted:
      Net Income (Loss) per common share...................                      1.87                                1.61
      Weighted average number of common
        shares outstanding.................................                    6,061,199                           6,061,199


                                                                                             September 30, 2000
                                                                           -----------------------------------------------------
                                                                           Three Months Ended                  Nine Months Ended
                                                                           ------------------                  -----------------
Earnings per Share:
    Basic:

      Net Income (Loss) per common share...................                     (0.05)                               1.73
      Weighted average number of common
        shares outstanding.................................                    5,702,865                           5,368,829
    Diluted:
      Net Income (Loss) per common share...................                     (0.05)                               1.57
      Weighted average number of common
        shares outstanding.................................                    6,061,199                           6,061,199


            FORWARD-LOOKING STATEMENTS

            This report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although, the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

            ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

            As of December 31, 2000, the Company had no outstanding derivative financial instruments. All of the Company's transactions occur in U.S. dollars. Therefore, the Company is not subject to significant foreign currency exchange risk.

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

            ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item 13 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

            PART IV

            ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)         Documents Filed as Part of this Form 10-K

            1. Financial Statements - The Financial Statements listed in the accompanying Index to Financial Statements which appears on page F-1 herein are filed as part of this Form 10-K.

            2.          Exhibits:

Exhibit
Number                              Description
------                              -----------

3.1     Certificate of Incorporation, as amended, of the Company.**
3.1.1   Amended  and  Restated Certificate of Incorporation of the Company.**
3.1.2 Certificate of the Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock.**
3.1.3 Certificate of the Designations, Powers, Preferences and Rights of the Series B Convertible Preferred Stock.*
3.1.4 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock.***

3.1.5 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock.***
3.1.6 Certificate of Amendment to the Certificate of Incorporation of the Company, dated June 1, 2000.****
3.2     By-laws, as amended, of the Company.**
4.1     Specimen Certificate of the Company's Common Stock.**
4.2     Form of Representative's Warrant.**
10.1    1995 Stock Option Plan of the Company.**
10.2    1994 Formula Stock Option Plan of the Company.**
10.3 Stock Purchase Agreement by and among the Company and the purchasers of Series C Preferred Stock.***
10.4 Stock Purchase Agreement by and among the Company and the purchasers of Series D Preferred Stock.***
10.5 Asset Purchase Agreement by and between BF USB, Inc. and the Company dated April 5, 2000.***
24.1 Powers of Attorney (included on the signature page to this Form 10-K).***

        * Incorporated by reference to the Company's Current Report on Form 8-K dated April 14, 1999.

        ** Incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 333- 50771).

        *** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        **** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(b)     Reports on Form 8-K filed during the fourth quarter of 2000:

        None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Next Generation Technology Holdings, Inc.
                                  (Registrant)

Dated:      April 12, 2001:       /s/ Donald C. Schmitt
                                  ----------------------------------------------
                                  Donald C. Schmitt
                                  President, Chief Executive Officer,
                                  principal accounting officer,
                                  Director and Chairman

            Known all men by these presents, that each person whose signature appears below hereby constitutes and appoints Donald C. Schmitt his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE                                     SIGNATURE

April 12, 2001                           /s/  Donald C. Schmitt
                                         ---------------------------------------
                                         Donald C. Schmitt
                                         Director and Chairman

April 12, 2001                           /s/  Michael P. Schall
                                         ---------------------------------------
                                         Michael P. Schall
                                         Director

April __, 2001
                                         ---------------------------------------
                                         Edward R. Sousa
                                         Director

April 12, 2001                           /s/ John H. Wyant
                                         ---------------------------------------
                                         John H. Wyant
                                         Director

April 12, 2001                           /s/  Thomas J. Guinan
                                         ---------------------------------------
                                         Thomas J. Guinan
                                         Director

April 12, 2001                           /s/  Russell D. Glass
                                         ---------------------------------------
                                         Russell D. Glass
                                         Director

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.




                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page


INDEPENDENT AUDITORS' REPORT                                            F-2


FINANCIAL STATEMENTS:
          Balance Sheets, December 31, 2000 and 1999                    F-3

          Statement of Operations, Years Ended December 31,
               2000, 1999 and 1998                                      F-4

          Statement of Stockholders' Equity, Years
               Ended December 31, 2000, 1999 and 1998                   F-5

          Statement of Cash Flows, Years Ended December 31,
               2000, 1999 and 1998                                   F-6 - F-7

          Notes to the Financial Statements                         F-8 - F-20


ADDITIONAL FINANCIAL DATA:
          Independent Auditors' Report on Schedules                     S-1

          Valuation and Qualifying Accounts (Schedule II)               S-2

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Next Generation Technology Holdings, Inc.

We have audited the accompanying balance sheets of NEXT GENERATION TECHNOLOGY HOLDINGS, INC. (formerly Delicious Brands, Inc.) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Next Generation Technology Holdings, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ALTSCHULER, MELVOIN AND GLASSER LLP





Chicago, Illinois
March 3, 2001

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


                                 Balance Sheets
                           December 31, 2000 and 1999

                        Assets                                                2000            1999
                                                                         ------------    ------------
Current Assets:
          Cash                                                           $    741,597    $    600,762
          Accounts receivable (including $39,284 and $213,040,
            respectively, due from related parties), net of allowances
            of $1,522,992 and $2,857,970, respectively                              0       1,797,900
          Inventory                                                                 0       1,043,400
          Due from escrow agent                                             2,835,225               0
          Income taxes refundable                                              90,000               0
          Prepaid expenses and other current assets                           239,713         247,761
                                                                         ------------    ------------
                                                                            3,906,535       3,689,823
                                                                         ------------    ------------
Property and Equipment, Net of Accumulated Depreciation                             0         269,833
                                                                         ------------    ------------
Other Assets:
          Goodwill                                                                  0       9,460,852
          Other                                                                     0         813,919
                                                                         ------------    ------------
                                                                                    0      10,274,771
                                                                         ------------    ------------
                                                                         $  3,906,535    $ 14,234,427
                                                                         ============    ============
                        Liabilities and Stockholders' Equity
Current Liabilities:
          Bank loan payable                                              $          0    $  1,326,033
          Current portion of subordinated debt                                      0       5,643,332
          Accounts payable (including $0 and $60,460, respectively,
            due to related parties)                                           204,569       3,839,756
          Due to distributors                                                 190,160         308,559
          Accrued expenses                                                  1,279,240       1,796,091
          Current portion of long-term liabilities                            162,676         791,354
                                                                         ------------    ------------
                                                                            1,836,645      13,705,125
                                                                         ------------    ------------
Long-term Liabilities:
          Restructuring liability                                             121,022         335,454
                                                                         ------------    ------------
                                                                              121,022         335,454
                                                                         ------------    ------------
Commitments and Contingencies
Stockholders' Equity:
          Preferred stock, $.01 par value,1,000,000 shares authorized:
                    Series A, 183,334 shares issued and outstanding
                      in 2000 and 1999                                      1,466,668       1,466,668
                    Series B, 35,000 shares issued and outstanding
                      in 2000 and 1999, liquidation value
                      equals stated value                                   1,750,000       1,750,000
                    Series C, 170,038 shares issued and outstanding in
                      1999, liquidation value of $5,101,140                         0       3,400,760
          Class A common stock, voting, $.01 par value, 25,000,000
            shares authorized, 5,766,598 and 4,746,010 shares issued
            in 2000 and 1999, respectively                                     57,666          47,460
          Additional paid-in capital                                       14,389,027      18,335,918
          Accumulated deficit                                             (15,553,444)    (24,645,909)
                                                                         ------------    ------------
                                                                            2,109,917         354,897
          Less, common stock in treasury, at cost                            (161,049)       (161,049)
                                                                         ------------    ------------


          Total stockholders' equity                                        1,948,868         193,848
                                                                         ------------    ------------
                                                                         $  3,906,535    $ 14,234,427
                                                                         ============    ============

         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                             Statement of Operations
                  Years Ended December 31, 2000, 1999 and 1998



                                                                       2000           1999            1998
                                                                  ------------    ------------    ------------

Net Sales (including approximately $0,
  $1,020,000 and $5,920,000, respectively,
  to related parties)                                             $ 10,508,544    $ 41,085,899    $ 53,030,115

Cost of Sales (including approximately $0,
  $19,000 and $589,000, respectively, from
  related parties)                                                   7,701,433      31,671,826      41,855,211
                                                                  ------------    ------------    ------------
Gross Profit                                                         2,807,111       9,414,073      11,174,904
                                                                  ------------    ------------    ------------
Operating Expenses:
          Selling, general and administrative                        6,763,738      15,847,244      14,729,305
          Restructuring charge                                               0               0        (150,382)
                                                                  ------------    ------------    ------------
                                                                     6,763,738      15,847,244      14,578,923
                                                                  ------------    ------------    ------------

Loss from Operations                                                (3,956,627)     (6,433,171)     (3,404,019)
                                                                  ------------    ------------    ------------


Other Income (Expense):
          Amortization of deferred financing costs                    (558,160)       (308,056)       (700,629)
          Interest expense                                            (444,161)       (777,255)     (1,213,168)
          Interest income                                              241,353               0               0
          Gain on sale of assets                                    14,439,149               0               0
          Other, net                                                   165,239         116,849           9,708
                                                                  ------------    ------------    ------------
                                                                    13,843,420      (1,202,160)     (1,904,089)
                                                                  ------------    ------------    ------------

Loss before Provision for Income Taxes                               9,886,793      (7,635,331)     (5,308,108)

Provision for Income Taxes                                             160,000               0               0
                                                                  ------------    ------------    ------------

Net Income (Loss)                                                 $  9,726,793    $ (7,635,331)   $ (5,308,108)
                                                                  ============    ============    ============

Earnings (Loss) per Common Share:
          Basic                                                   $       1.66    $      (1.70)   $      (1.57)
                                                                  ============    ============    ============
          Diluted                                                 $       1.53    $      (1.70)   $      (1.57)
                                                                  ============    ============    ============
          Weighted average number of common shares outstanding:
                 Basic                                               5,469,125       4,537,265       3,389,993
                 Common stock equivalents resulting
                    from convertible preferred stocks,
                    warrants and options                               609,090               0               0
                                                                  ------------    ------------    ------------
                 Diluted                                             6,078,215       4,537,265       3,389,993
                                                                  ============    ============    ============

         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Statement of Stockholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998

                                                                                                      Additional
                                          -- Preferred Stock --         ----- Common Stock -----        Paid-in      Accumulated
                                           Shares        Amount           Shares        Amount          Capital       (Deficit)
                                           ------        ------           ------        ------          -------       ---------

Balance, January 1, 1998                        0    $          0       3,191,767    $     31,918    $  6,969,815    $(11,629,136)
Proceeds from Issuance of
  Common Stock, Net of
  $144,390 in Expenses                       --              --           140,000           1,400         694,210            --
Conversion of 9% Subordinated
  Convertible Notes to
  Preferred Stock                         195,834       1,566,668            --              --              --              --
Proceeds from Issuance of
  Common Stock in an Initial
  Public Offering, Net of
  $3,109,316 in Expenses                     --              --         1,150,000          11,500      10,679,184            --
Net Loss                                     --              --              --              --              --        (5,308,108)
                                       ----------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1998                195,834       1,566,668       4,481,767          44,818      18,343,209     (16,937,244)
Proceeds from Issuance of
  Common Stock                               --              --            61,743             617         242,172            --
Issuance of Common Stock
  for Services                               --              --           190,000           1,900         397,944            --
Dividends Paid on Series A
  Preferred Stock                            --              --              --              --              --           (73,334)
Conversion of Series A Preferred
  Stock to Common Stock                   (12,500)       (100,000)         12,500             125          99,875            --
Proceeds from Issuance of Series B
  Preferred Stock, Net
  of $339,536 in Expenses                  35,000       1,750,000            --              --          (339,536)           --
Proceeds from Issuance of
  Series C Preferred Stock,
  Net of $407,746 in Expenses
  (inclusive of 17,538  shares
  issued in exchange for placement
  services)                               170,038       3,400,760            --              --          (407,746)           --
Net Loss                                     --              --              --              --              --        (7,635,331)
                                       ----------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999                388,372       6,617,428       4,746,010          47,460      18,335,918     (24,645,909)

Proceeds from Issuance of Series C
  Preferred Stock, Net of $205,782
  in Expenses (inclusive of 8,625
  shares issued in exchange for
  placement services)                      83,625       1,672,500            --              --          (205,782)           --
Proceeds from Issuance of Series D
  Preferred Stock,  Net of
  $219,854 in Expenses                    100,000       2,000,000            --              --          (219,854)           --
Proceeds from Issuance of Common
  Stock                                      --              --         1,005,780          10,058            --              --
Redemption of Series C and Series D
  Preferred Stock                        (353,663)     (7,073,260)           --              --       ( 3,536,630)           --
Dividends Paid on Preferred Stock            --              --              --              --              --          (634,328)
Redemption of Common Stock                   --              --           (10,192)           (102)           --              --
Issuance of Common Stock for Services        --              --            25,000             250          15,375            --
Net Income                                   --              --              --              --              --         9,726,793
                                       ----------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000                218,334    $  3,216,668       5,766,598    $     57,666    $ 14,389,027    $(15,553,444)
                                       ==========    ============    ============    ============    ============    ============


                                      F-5(A)

                                                                            Total
                                                                        Stockholders'
                                                  Treasury Stock           Equity
                                               Shares         Amount      (Deficit)
                                               ------         ------      ---------
Balance, January 1, 1998                     (48,925)   $   (161,049)   $ (4,788,452)
Proceeds from Issuance of
  Common Stock, Net of
  $144,390 in Expenses                          --              --           695,610
Conversion of 9% Subordinated
  Convertible Notes to
  Preferred Stock                               --              --         1,566,668
Proceeds from Issuance of
  Common Stock in an Initial
  Public Offering, Net of
  $3,109,316 in Expenses                        --              --        10,690,684
Net Loss                                        --              --        (5,308,108)
                                          ----------    ------------    ------------
Balance, December 31, 1998                   (48,925)       (161,049)      2,856,402
Proceeds from Issuance of
  Common Stock                                  --              --           242,789
Issuance of Common Stock
  for Services                                  --              --           399,844
Dividends Paid on Series A
  Preferred Stock                               --              --           (73,334)
Conversion of Series A Preferred
  Stock to Common Stock                         --              --                 0
Proceeds from Issuance of Series B
  Preferred Stock, Net
  of $339,536 in Expenses                       --              --         1,410,464
Proceeds from Issuance of
  Series C Preferred Stock,
  Net of $407,746 in Expenses
  (inclusive of 17,538  shares
  issued in exchange for placement
  services)                                     --              --         2,993,014
Net Loss                                        --              --        (7,635,331)
                                          ----------    ------------    ------------
Balance, December 31, 1999                   (48,925)       (161,049)        193,848
Proceeds from Issuance of Series C
  Preferred Stock, Net of $205,782
  in Expenses (inclusive of 8,625
  shares issued in exchange for
  placement services)                           --              --         1,466,718
Proceeds from Issuance of Series D
  Preferred Stock,  Net of
  $219,854 in Expenses                          --              --         1,780,146
Proceeds from Issuance of Common
  Stock                                         --              --            10,058
Redemption of Series C and Series D
  Preferred Stock                               --              --       (10,609,890)
Dividends Paid on Preferred Stock               --              --          (634,328)
Redemption of Common Stock                      --              --              (102)
Issuance of Common Stock for Services           --              --            15,625
Net Income                                      --              --         9,726,793
                                          ----------    ------------    ------------
Balance, December 31, 2000                   (48,925)   $   (161,049)   $  1,948,868
                                          ==========    =============   ============

         The accompanying notes are an integral part of this statement.

                                      F-5(B)

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                             Statement of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998


                                                                             2000            1999            1998
                                                                         ------------    ------------    ------------
Cash Flows from Operating Activities:
          Net income (loss)                                              $  9,726,793    $ (7,635,331)   $ (5,308,108)
          Adjustments  to  reconcile  net  income  (loss)
          to net  cash  used in operating activities:
                    Depreciation and amortization                             856,620       1,053,172       1,326,714
                    Provision for bad debts                                   270,233         949,853         444,330
                    Gain on sale of assets                                (14,439,149)              0               0
                    Restructuring charge                                            0               0        (150,382)
                    Issuance of common stock for services                      15,625         399,844               0
                    Increase (Decrease) in cash from changes in:
                             Accounts receivable                             (312,210)      1,048,195         (83,823)
                             Inventory                                        (21,854)        835,641        (334,943)
                             Due from distributors                                  0          13,770         158,406
                             Income taxes refundable                          (90,000)              0               0
                             Prepaid expenses and other current assets       (337,935)         80,203          67,366
                             Other assets                                      (1,542)        160,058          90,336
                             Accounts payable and accrued expenses         (1,331,358)     (3,094,066)        176,235
                             Due to distributors                              (82,426)       (224,210)        206,757
                             Accrued restructuring liabilities               (277,400)       (212,611)       (224,814)
                             Other liabilities                               (565,710)       (308,179)       (827,297)
                                                                         ------------    ------------    ------------
          Net cash used in operating activities                            (6,590,313)     (6,933,661)     (4,459,223)
                                                                         ------------    ------------    ------------

Cash Flows from Investing Activities:
          Payment for purchase of assets of
           Salerno Foods, L.L.C                                                     0               0      (5,129,943)
          Proceeds from sale of assets                                     21,689,836               0               0
          Purchase of property and equipment                                   (1,925)        (91,204)       (107,400)
                                                                         ------------    ------------    ------------
          Net cash provided by (used in) investing activities              21,687,911         (91,204)     (5,237,343)
                                                                         ------------    ------------    ------------
Cash Flows from Financing Activities:
          Payments of long-term debt                                                0          (1,919)        (21,101)
          Payments of financing costs                                               0        (837,241)       (692,621)
          Payments of bank loan payable, net                               (1,326,033)     (2,339,795)     (1,135,465)
          Proceeds from issuance of notes payable                                   0       5,250,000       5,200,000
          Payments of notes payable                                        (5,643,332)              0      (5,200,000)
          Proceeds from issuance of common and preferred stock              3,682,558       5,042,792      14,640,000
          Redemption of common and preferred stock                        (10,609,992)              0               0
          Preferred stock dividends paid                                     (634,328)        (73,334)              0
          Payment of stock issuance costs                                    (425,636)       (396,522)     (2,920,950)
                                                                         ------------    ------------    ------------
          Net cash provided by (used in) financing activities             (14,956,763)      6,643,981       9,869,863
                                                                         ------------    ------------    ------------
Increase (Decrease)  in Cash                                                  140,835        (380,884)        173,297
Cash, Beginning of Year                                                       600,762         981,646         808,349
                                                                         ------------    ------------    ------------
Cash, End of Year                                                        $    741,597    $    600,762    $    981,646
                                                                         ============    ============    ============

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                             Statement of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998

                                                                2000                       1999                 1998
                                                              ----------                ----------         ------------
Supplemental Disclosure of Cash Flow Information:
          Cash paid during the year for:
          Income taxes                                        $  250,000                $        0         $          0
                                                              ==========                ==========         ============

          Interest                                            $  599,000                $  640,262         $  1,201,291
                                                              ==========                ==========         ============

Supplemental Disclosure of Noncash
  Investing and Financing Activities:

    During 2000, the Company sold substantially all of its assets and business to BF USB, Inc. for which the Company received $25,290,613 in cash and BF USB, Inc. assumed $2,856,653 of certain liabilities. A portion of the cash proceeds were deposited in an escrow account and, as of December 31, 2000, $2,835,225 (including $83,848 of interest earned) was reflected as due from escrow agent. The Company recognized a gain on sale of assets of $14,439,149, net of commissions of $849,400.

    During 2000, 8,625 shares of Class C Preferred Stock were issued for payment of $172,500 in placement fees.

    During 1999, 17,538 shares of Class C Preferred Stock were issued for payment of $350,760 in placement fees.

    On April 3, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C. (Note 13). In conjunction with the acquisition, liabilities were assumed as follows:

          Fair  value  of  assets   acquired,   including   costs
             goodwill and transaction costs                        $13,447,134

          Cash paid (net of  $220,000  purchase  price  adjustment) (4,780,000)

          Transaction costs                                           (362,507)
                                                                   ------------

          Liabilities assumed                                      $ 8,304,627
                                                                   ===========

    During  1998,  in  exchange  for  9%  Subordinated   Convertible   Notes  of
       $1,566,668,  the  Company  issued  195,834  shares of Series A  Preferred
       Stock.

         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements

Note 1--Nature of Activities
----------------------------

Next Generation Technology Holdings, Inc. (formerly Delicious Brands, Inc.) (the "Company"), a Delaware corporation, operated through May 31, 2000 in one industry segment consisting of marketing and selling pre-packaged cookies, crackers and related food products under the Delicious, Salerno, Mama's and Frookie labels as well as licensed names. These products were sold primarily in the United States to independent direct-store delivery distributors for resale to supermarkets and other retail outlets, through large wholesalers to natural food stores and also directly to supermarkets and other retail outlets. All of the Company's products were baked by independent food processors using the Company's proprietary specifications and formulations.

On June 1, 2000, the Company consummated the sale of substantially all of its assets and business to BF USB, Inc. ("BF USB"), an indirect subsidiary of Parmalat Canada Ltd., who was affiliated with certain of the Company's suppliers and customers and who has acquired businesses from and entered into a consulting agreement with the Company's Chairman of the Board of Directors. In exchange for substantially all of its assets and business, the Company received $25,290,613 in cash, of which $5,336,000 was deposited into an escrow account, and BF USB assumed $2,856,653 of certain liabilities that were related to the ongoing operations of the business. The escrow account deposit will be held to cover any indemnification claims that arise within eighteen months of the closing of the transaction. During 2000, the Company received $2,584,623 from the escrow account and it is expected that an additional $1,334,000 will be released to the Company on June 1, 2001 with the remaining balance in the escrow account, including interest earned, being released on December 1, 2001. In connection with this transaction, the Company has recognized a gain on sale of assets of $14,439,149, net of commissions of $849,400 (including $349,800 paid to an affiliate of the Series B Preferred Stock, $249,800 paid to a consulting company that is a shareholder and $249,800 paid to the Company's investment banker who was a holder of Series C Preferred Stock). A portion of the net proceeds from the sale of assets were used in 2000 to redeem Series C and Series D Preferred Stock, repay debt and other liabilities not assumed and pay ongoing operating expenses.

The Company has agreed not to compete in the snack food industry without the consent of BF USB and does not plan to operate in the snack food industry. The Company's Board of Directors is exploring various opportunities to enter a new line of business. Presently, the Board of Directors has not identified any new line of business and there can be no assurance that any new line of business will be identified. If the Board of Directors does not successfully identify or otherwise develop a new line of business, it may seek to liquidate the Company and pay out available cash if any, to the stockholders.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements


Note 1--Nature of Activities, Continued
---------------------------------------

The Company granted credit to its customers in the normal course of business. Sales to one customer in 2000 and 1999, respectively, approximated 19% and 14%, and sales to another customer represented 15% of total Company sales for 1998. No other customer accounted for more than 10% of the Company's sales. Amounts due from such customer represented approximately 0% and 16% of the Company's net trade accounts receivable at December 31, 2000 and 1999, respectively. Approximately 53%, 51% and 41% of the Company's inventory purchases for the years ended December 31, 2000, 1999, and 1998, respectively, were from two major vendors.

The Company has several customers and vendors who are also holders of the Company's preferred and/or common stock. During the years ended December 31, 2000, 1999 and 1998, respectively, net sales to these customers were approximately $0, $1,020,000 and $5,920,000 while purchases from such vendors were approximately $0, $19,000 and $589,000.

Note 2--Summary of Significant Accounting Policies
--------------------------------------------------

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

          Advertising and Promotion--All costs associated with advertising, promotion, marketing and slotting are charged to operations as incurred. Such expenses are included in selling, general and administrative expenses in the statement of operations and amounted to $641,902, $2,050,865 and $3,431,505 for the years ended December 31,
          2000, 1999 and 1998, respectively.

          Amounts due to/from Distributors--The Company offered some of its distributors promotional allowances which were earned based on percentages of their purchases from the Company. Amounts due from distributors represented overspent allowances. These were either earned by the distributors in the future or paid to the Company. Amounts due to distributors represent promotional allowances earned but unspent by the distributors.

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

          Goodwill--Goodwill represented the excess of cost over the fair value of net assets of acquired businesses, and was being amortized on a straight-line basis over a period of twenty years. Accumulated amortization amounted to $1,560,994 at December 31, 1999. Upon the closing of the sale of assets discussed in Note 1, the remaining unamortized goodwill was written off and charged against the proceeds received.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements


Note 2--Summary of Significant Accounting Policies, Continued
-------------------------------------------------------------

          Deferred Financing Costs--Costs incurred in connection with obtaining financing were amortized over the life of the related debt.

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

          Income   Taxes--Deferred  income  taxes  are  provided  for  temporary differences between financial and income tax reporting (see Note 8).

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

          Earnings Per Share--The Company computes "Basic Earnings per Share" under Financial Accounting Standard (FAS) No. 128, "Earnings per Share," by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In arriving at net income (loss) available to common shareholders, preferred stock dividends of $634,328 and $73,334 were deducted for the years ended December 31, 2000 and 1999, respectively. "Diluted Earnings per Share" reflects the potential dilution that could occur if convertible preferred stock were converted and if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the years ended December 31, 1999 and 1998, diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years. In those years, all options and warrants discussed in Notes 6 and 9 were omitted from the computation of diluted earnings (loss) per share because the options and warrants are antidilutive when net losses are reported.

Note 3--Property and Equipment
------------------------------

All of the Company's property and equipment was sold on June 1, 2000 as part of the sale of assets described in Note 1. Property and equipment as of December 31, 1999 consisted of the following:
                                                                   Estimated
                                                                      Life
                                                                 -------------
          Office and warehouse equipment           $ 589,841     2 to 10 years
          Molds and die                              384,525           3 years
          Promotion and display equipment             44,444           5 years
                                                   ---------
                                                   1,018,810
          Less accumulated depreciation              748,977
                                                   ---------
                                                     269,833
                                                   =========

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements

Note 3--Property and Equipment, Continued
-----------------------------------------

Depreciation expense amounted to $68,838, $202,556 and $172,089 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 4--Bank Loan Payable
-------------------------

The Company was obligated to U.S. Bancorp under a Financing Agreement (the "Agreement") for a revolving line of credit limited to the lesser of $2,000,000 or the sum of eligible accounts receivable and eligible inventories as defined. Borrowings under the Agreement bore interest at 1.50% per annum above the reference rate of interest publicly announced by U.S. Bank National Association and were collateralized by substantially all of the assets of the Company. Upon consummation of the sale of assets described in Note 1, the balance outstanding was paid in full and the Agreement was terminated.

The weighted average interest rates on the aforementioned borrowings were 10.4%, 9.5% and 10.0% for the years ended December 31, 2000, 1999, and, 1998 respectively.

Note 5--Accrued Expenses
------------------------

Accrued expenses at December 31, 2000, and 1999 consists of the following:

                                                 2000         1999
                                              ----------   ----------

          Accrued royalties                   $  452,570   $  452,570
          Accrued supplier claims (Note 11)      600,000      500,000
          Accrued personnel costs                      0      359,045
          Other                                  226,670      484,476
                                              ----------   ----------

                                              $1,279,240   $1,796,091
                                              ==========   ==========

Note 6--Subordinated Debt and Preferred Stock
---------------------------------------------

On August 30, 1999, the Company issued 8% non-negotiable unsecured convertible promissory notes in the principal amount of $5,250,000 ("8% Notes") and received $4,412,759 in cash net of expenses of $837,241. The 8% Notes and accrued interest thereon were due and payable one year from issuance of the 8% Notes. The 8% Notes were convertible, at the option of the 8% Note holders, into shares of the Company's common stock at the rate of one share for each $5.00 of outstanding principal amount. The 8% Notes, and accrued interest thereon, were repaid on September 6, 2000.

The Company was obligated on 9% Subordinated Convertible Notes ("9% Notes") aggregating $393,332 at December 31, 1999. The 9% Notes were due April 27, 1999 with interest payable semiannually in January and July. The 9% Notes were convertible, in the event of a default by the Company at the option of the 9% Note holders, into shares of the Company's common stock at the rate of one share for each $8.00 of outstanding principal amount. The 9% Notes, and accrued interest thereon, were repaid on June 1, 2000. When the notes were originally issued on April 28, 1994, a total of 145,188 common stock purchase warrants were issued. The warrants were exercisable at any time through April 27, 1999 and each warrant gave the holder the right to purchase one share of common stock at an exercise price of $4 per share. Effective April 28, 1999, all of the warrants, with the exception of warrants to purchase 107,730 shares of common stock (see below), were unexercised and expired.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements


Note 6--Subordinated Debt and Preferred Stock, Continued
--------------------------------------------------------

Effective August 1, 1998, $1,566,668 of the Company's 9% Notes were exchanged for 195,834 shares of Series A Preferred Stock pursuant to an offer to exchange made by the Company. Upon liquidation, dissolution or winding up, the holders of Series A Preferred Stock are entitled to, prior and in preference to any distribution to the holders of common stock or any other class of Preferred Stock, the amount they would have received had they converted all of the Series A Preferred Stock into shares of common stock immediately prior to liquidation and any declared but unpaid dividends prior and in preference to any distribution to the holders of common stock, any other class of Preferred Stock or any other class of the Company's capital stock, whether now existing or hereafter created. If, upon the occurrence of a liquidation, the costs and funds distributed among the holders of Series A Preferred Stock is insufficient to permit the payment to such holders of the full preferential amounts, the entire assets and funds of the Company legally available for distribution are to be distributed notably among the holders of the Series A Preferred Stock in proportion to the preferential amount each such holder is entitled to receive. Upon the exchange, the expiration date of warrants to purchase 107,730 shares of common stock was extended to April 27, 2001 from April 27, 1999.

The holders of shares of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors out of the assets of the Company legally available for payment, dividends at the rate per share of ten percent (10%) per annum on the aggregated stated value ($8.00 per share) of the Series A Preferred Stock. Dividends totaling $222,300 and $73,334 were declared and paid during 2000 and 1999, respectively. No other dividends have been declared or paid on the Series A Preferred Stock since June 1, 2000.

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

On April 12, 1999, the Company consummated a private placement whereby the Company received proceeds of $1,410,464, net of expenses of $339,536, in exchange for 35,000 shares of Series B Preferred Stock (convertible at any time into 175,000 shares of common stock--to be adjusted based on an antidilution provision, as defined) and a warrant to purchase 700,000 shares (to be adjusted based on an antidilution provision, as defined) of common stock for $0.01 per share (exercised on April 7, 2000 for 1,005,780 shares as adjusted for the antidilution provisions).

From December 23, 1999 to January 7, 2000 the Company consummated a private placement to the Chairman of the Board and other shareholders whereby the Company sold 253,663 shares of 12% Cumulative Series C Preferred Stock (to be redeemed at a rate of $30 per share) and received $4,459,732 net of expenses of $613,528 (inclusive of 26,163 shares of Series C Preferred Stock issued for placement services). On June 1, 2000, the Company declared and paid dividends totaling $253,663 and redeemed all of the outstanding Series C Preferred Stock for $7,609,890 in cash.

On April 6, 2000 the Company consummated a private placement to the Chairman of the Board and other shareholders whereby the Company sold 100,000 shares of 12% Cumulative Series D Preferred Stock (to be redeemed at a rate of $30 per share six months after the closing of the sale of the Company's assets) and received $1,780,146 net of expenses of $219,854. On December 1, 2000, the Company declared and paid dividends totaling $158,365 and redeemed all of the outstanding Series D Preferred Stock for $3,000,000 in cash.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements

Note 7--Packaging Loss Liability
--------------------------------

Packaging for the Company's products was generally purchased directly by the Company's suppliers based upon the Company's projected sales of a product. Upon discontinuance of a product or in instances where sales do not meet expectations, the Company incurred a liability to its suppliers for unused packaging. At December 31, 1999, the Company had accrued $565,710 as amounts due to certain suppliers (see below). On March 15, 2000, the Company entered into an agreement with one of its suppliers (whose sole shareholder is a shareholder of the Company and was a director of the Company until December 1997) and the Company's Chairman of the Board whereby the Chairman of the Board personally assumed the remaining liability by paying $100,000 in cash and issuing a promissory note for $401,084. During 2000, the Company reimbursed the Chairman of the Board for the payments made on its behalf and the entire obligation has been satisfied. The unpaid balance at December 31, 1999 of approximately $501,000 is included in the above-mentioned accrual.

Note 8--Income Taxes
--------------------

The Company uses the asset and liability method for determining deferred income taxes. Because of the Company's losses there is no current income tax provision (benefit) for the years ended December 31, 1999 and 1998. The provision (benefit) for income taxes consists of the following:

                                                            2000           1999          1998
                                                        -----------    -----------    -----------
       Current:
                 Federal                                $   160,000    $         0    $         0
                 State                                            0              0              0
                                                        -----------    -----------    -----------
                                                            160,000              0              0
                                                        -----------    -----------    -----------

       Deferred (net):
                 Federal                                  2,802,000     (2,444,000)    (1,374,000)
                 State                                      494,000       (431,000)      (243,000)
                                                        -----------    -----------    -----------
                                                          3,296,000     (2,875,000)    (1,617,000)
                                                        -----------    -----------    -----------
       (Decrease) Increase in valuation allowance for
            deferred tax benefit                         (3,296,000)     2,875,000      1,617,000
                                                        -----------    -----------    -----------
                                                                  0              0              0
                                                        -----------    -----------    -----------
                                                        $   160,000    $         0    $         0
                                                        ===========    ===========    ===========


                                      F-13

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements


Note 8--Income Taxes, Continued
-------------------------------

A reconciliation of the provision for income taxes on income and the amount computed by applying the federal income tax rate to net loss before income tax expense is as follows:

                                                               2000            1999           1998
                                                            ----------      ---------      ---------
          Computed income tax expense
               (benefit) at federal statutory rate         $ 3,382,000    $(2,596,000)   $(1,804,000)
          State income taxes                                   448,000       (350,000)      (238,000)
          Amortization of intangible assets                     23,000         55,000         55,000
          Deduction of previously nondeductible goodwill      (397,000)             0              0
          Adjustment to net operating loss carryforward              0         16,000        370,000
          (Decrease) Increase in valuation allowance for
               deferred tax benefit                         (3,296,000)     2,875,000      1,617,000

                                                            ----------      ---------      ---------
                                                           $   160,000    $         0    $         0
                                                           ===========    ===========    ===========

The Company's net deferred income tax asset consisted of the following:

                                                          2000          1999
                                                       -----------   -----------
          Gross deferred tax assets:
                   Net operating loss carryforwards   $ 5,379,000   $ 8,067,000
                   Accounts receivable allowances         579,000     1,075,000
                   Amortization of goodwill                     0        11,000
                   Restructuring liability                108,000       213,000
                   Alternative Minimum Tax credits        160,000             0
                   Other                                   17,000       173,000
                                                      -----------   -----------
                   Total gross deferred tax assets      6,243,000     9,539,000
                   Less valuation allowance            (6,243,000)   (9,539,000)
                                                      -----------   -----------

                   Net deferred taxes                 $         0   $         0
                                                      ===========   ===========

Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

At December 31, 2000, the Company has available for tax reporting purposes approximately $14,155,000 of net operating loss carryforwards expiring in varying amounts through 2019 and approximately $160,000 of alternative minimum tax credits which do not expire. As a result of the private placement of Series B Preferred Stock in 1999, the utilization of net operating loss carryforwards generated prior to the transaction are limited under Section 382 of the Internal Revenue Code.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements


Note 9--Stock Options and Warrants
----------------------------------
Pursuant to the 1989 Stock Option Plan (the "1989 Plan") and the 1995 Stock Option Plan (the "1995 Plan"), the Company is authorized to grant stock options for a maximum of 1,125,000 shares, collectively, of the Company's common stock. Incentive stock options and nonqualified stock options may be granted to employees and employee directors and nonqualified stock options may be granted to consultants, nonemployee directors and other nonemployees.

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

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements

Note 9--Stock Options and Warrants, Continued
---------------------------------------------
Following is a table indicating the activity during the years 2000, 1999, and 1998 for such plans:
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                               Shares                  Price
                                               ------                 --------

Options outstanding at January 1, 1998        486,619                 $6.18
          Granted during year                   4,500                 $6.00
          Exercised during year                     0
          Forfeited                           ( 5,334)                $6.00
                                              -------
Options outstanding at December 31, 1998      485,785                 $6.20
          Granted during year                  57,500                 $10.43
          Exercised during year               ( 1,743)                $1.60
          Forfeited                         ( 326,846)                $6.81
                                            ---------
Options outstanding at December 31, 1999      214,696                 $6.30
          Granted during year                   4,500                 $1.50
          Exercised during year                     0
          Forfeited                          ( 55,846)                $6.78
                                            ---------
          Options outstanding at
           December 31, 2000                  163,350                 $6.01
                                            ---------

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2000:

                                Weighted
                                 Average     Weighted
   Range of         Remaining  Contractual   Average                  Average
   Exercise          Number       Life       Exercise     Number      Exercise
    Prices        Outstanding   (Months)      Price     Exercisable    Price
    ------        -----------   --------      -----     -----------    -----

$ 1.50                4,500      108         $   1.50     2,250       $   1.50
$ 2.80 to $3.20       4,350       23         $   2.86     4,350       $   2.86
$ 6.00              148,500       57         $   6.00   148,000       $   6.00
$ 10.75 to $12.38     6,000      100         $  11.82     5,000       $  11.82

In addition to the stock options issued pursuant to the above plans, the Company has granted options which are not covered by a formal plan for the purchase of shares of its common stock. At December 31, 2000 there were 45,000 of these options outstanding, all of which are exercisable, with a weighted average contractual life of 51 months, respectively, and a weighted average exercise price of $6.52.

As permitted under generally accepted accounting principles, grants under the plans are accounted for following provisions of APB Opinion 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation been determined based on the fair value method prescribed in FAS No. 123, the reported net income (loss) for 2000, 1999 and 1998 would have been approximately the same as that which is presented in the statement of operations.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements


Note 9--Stock Options and Warrants, Continued
---------------------------------------------

In determining the compensation based on the fair value method prescribed by FAS No. 123, the following assumptions were used:

                                           2000          1999         1998
                                           ----          ----         ----

          Risk-free interest rate          5.94%         5.82%       5.71%
          Expected option life             84 months     84 months   84 months
          Expected volatility              100%          100%        100%
          Expected dividends               None          None        None

Additionally, during 1998 the Company issued warrants to purchase 50,000 shares of the Company's common stock, at $11.00 per share. Such warrants, which expire in April 2008, were issued in conjunction with the execution of a manufacturing agreement with one of the Company's suppliers. The supplier's principal stockholder is also a principal stockholder of American Pacific Financial Corporation, and a principal member of Salerno Foods, L.L.C. (Note 13). Management believes that the warrants had no value at the date of issuance.

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

Note 10--Employee Benefit Plan
------------------------------

The Company maintained 401(k) savings plans for the benefit of all eligible employees, as defined. Participants could have elected to contribute a percentage of their salary to the plan. The Company could have made matching and discretionary contributions at its discretion, subject to limitations imposed by the plans. No Company contributions were made in 2000 or 1999. Company contributions amounted to $28,540 in 1998.

The Company's two collective bargaining agreements required the Company to participate in two multi-employer, union-administered, defined contribution health and welfare and pension plans covering all union employees. Contributions to these plans by the Company were approximately $70,353, $179,420 and $141,082 for the years ended December 31, 2000, 1999 and 1998, respectively.

Upon consummation of the sale of assets that took place on June 1, 2000, BF USB assumed all responsibility for the above mentioned plans.

Note 11--Commitments and Contingencies
--------------------------------------

The Company leased office and warehouse space, vehicles and office equipment under various operating leases expiring through 2004. Upon the consummation of the sale of assets on June 1, 2000, all such leases were assigned to BF USB. Total rent expense for the years ended December 31, 2000, 1999, and 1998 was $220,314, $860,900 and $676,989, respectively.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements


Note 11--Commitments and Contingencies, Continued
-------------------------------------------------

On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC, ("Pate") filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amendment Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act. Pate requests damages in excess of $10,000,000. The Company intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of Pate's products and filed a motion to dismiss many of the asserted claims. As of December 31, 2000 and 1999, respectively, the Company has recorded a liability of $600,000 and $500,000 in excess of the normal trade payable representing management's best estimate of the cost to settle this claim.

On January 29, 2001, the Company, Parmalat Dairy and Bakery Inc. and BF USB were named as defendants in an action filed in the Supreme Court of the State of New York, County of Erie. The plaintiffs are seeking a declaratory judgment that the defendants are bound by the terms of certain alleged franchise agreements. On February 23, 2001, BF USB served a notice of claim for indemnity upon the Company, in accordance with the terms of the Asset Purchase Agreement. The Company disputes BF USB's claim. The Company has not yet responded to the complaint but anticipates filing a motion to dismiss all asserted claims. Management is unable to estimate the loss, if any, however, an unfavorable decision could have a material adverse effect on the Company's financial position or liquidity.

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

Pursuant to the private placement of Series B Preferred Stock (Note 6) the Company entered into an agreement that requires the Company to pay a fee to an affiliate of the holder of the Series B Preferred Stock of 5% on the first $5,000,000 and 3% thereafter of the proceeds of all future debt and equity financings. A member of the Company's Board of Directors serves as president of the affiliate to the holder of the Series B Preferred Stock. During 1999, the affiliate of the holder of Series B Preferred Stock received 2,288 shares of Series C Preferred Stock and $257,500 in cash. In 2000, the affiliate of Series B Preferred Stock received $45,760 in cash representing amounts due as of December 31, 1999 and $349,800 representing a commission related to the sale of assets discussed in Note 1.

The Company was obligated under the terms of a consulting agreement, which was to expire December 31, 2003, to pay a consulting corporation, who is also a shareholder, a monthly fee of $12,000. In the event of a dissolution or liquidation of the Company, the consulting corporation was to be paid in one lump sum an amount equal to $12,000 multiplied by the number of months between the date of dissolution or liquidation and December 31, 2003. Upon the sale of assets of the Company on June 1, 2000, the consulting agreement was terminated. During 2000, 1999 and 1998, respectively, the Company charged $595,349 (including a $528,000 termination fee), $917,404 (including noncash consideration of $240,000 used to exercise previously issued options), and $266,743 to expense related to services provided by the consulting corporation and related out-of-pocket expenses.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements


Note 12--Restructuring
----------------------

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

The cost of the benefits being paid to the former executives was charged to expense in 1997 and accrued using a present value method over the expected term of the agreements. For the year ended December 31, 1998, the Company recognized $150,382 as a restructuring benefit relating to the reversal of excess accruals in 1997. The Company recognized $49,703, $73,663 and $102,118 as related interest expense for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, and 1999, the balance sheet reflected a liability of $283,698 and $561,098, respectively, of which $162,676 and $225,644, respectively, was included in the current portion of long-term liabilities.

Note 13--Acquisition of Assets of Salerno Foods, L.L.C.
-------------------------------------------------------

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

The following provides an allocation of the purchase price:

          Purchase price, net of a purchase price adjustment
               of $220,000                                       $4,780,000
          Transaction costs                                         362,507
          Liabilities assumed                                     8,304,627
                                                                  ---------

          Total consideration                                    13,447,134

          Less fair value of assets acquired (including
               $12,564 of cash)                                   5,679,367
                                                                  ---------

          Goodwill                                               $7,767,767
                                                                 ==========

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                        Notes to the Financial Statements


Note 13--Acquisition of Assets of Salerno Foods, L.L.C., Continued
------------------------------------------------------------------

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

          Net sales                                    $61,534,856
                                                       ===========


          Loss from operations                         $(4,452,138)
                                                       ============

          Net loss                                     $(6,437,897)
                                                       ============

          Net loss per share:
                    Basic and Diluted                       $(1.90)
                                                            =======

                    Weighted Average Shares Outstanding  3,389,993
                                                         =========

Note 14--Summary of Quarterly Operating Results (Unaudited)
-----------------------------------------------------------

                                                          First       Second      Third      Fourth
                                                         Quarter      Quarter    Quarter    Quarter
                                                         -------      -------    -------    -------
                                                          (In thousands except earnings per share)
2000
          Revenues                                        $ 6,365     $ 4,144    $     0     $    0
          Operating income (loss)                          (1,370)     (2,654)       302       (235)
          Income (loss) before income taxes                (1,564)     11,814       (188)      (175)
          Net income (loss)                                (1,564)     11,514       (188)       (35)

          Earnings (loss) per share - basic               $ (0.33)    $  1.95    $ (0.05)    $ (0.01)
          Earnings (loss) per share - diluted             $ (0.33)    $  1.87    $ (0.05)    $ (0.01)
1999
          Revenues                                        $12,342     $11,389    $ 9,142     $ 8,213
          Operating income (loss)                          (1,066)     (1,192)    (2,249)     (1,926)
          Income (loss) before income taxes                (1,228)     (1,251)    (2,395)     (2,761)
          Net income (loss)                                (1,228)     (1,251)    (2,395)     (2,761)
          Earnings (loss) per share - basic               $ (0.28)    $ (0.28)   $ (0.53)    $ (0.58)
          Earnings (loss) per share - diluted             $ (0.28)    $ (0.28)   $ (0.53)    $ (0.58)


                            ADDITIONAL FINANCIAL DATA

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES





To the Board of Directors of
Next Generation Technology Holdings, Inc.

In connection with our audit of the financial statements of NEXT GENERATION TECHNOLOGY HOLDINGS, INC. referred to in our report dated March 3, 2001 which is included in this Form 10-K, we have also audited Schedule II as of and for the years ended December 31, 2000, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

ALTSCHULER, MELVOIN AND GLASSER LLP








Chicago, Illinois
March 3, 2001

                                   SCHEDULE II



                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


                  Years Ended December 31, 2000, 1999 and 1998

                                                          Column B             Column C                               Column E
                                                          Balance at     Charged     Charged                          Balance
                                                          Beginning      to Costs    to Other         Column D        at End
                                                          of Period     and Expense  Accounts (a)     Writeoffs       of Period
                                                          ---------     -----------  ------------     ---------       ---------
2000:
     Allowances on trade accounts receivable             $ 2,857,970   $   905,430    $  (780,710)   $(1,459,698)   $ 1,522,992
                                                         ===========   ===========    ===========    ===========    ===========

     Reserve for inventory obsolescence                  $   153,160   $         0    $  (153,160)   $         0    $         0
                                                         ===========   ===========    ===========    ===========    ===========


     Valuation allowance for deferred tax assets         $ 9,539,000   $(3,296,000)   $         0    $         0    $ 6,243,000
                                                         ===========   ===========    ===========    ===========    ===========

1999:
     Allowances on trade accounts receivable             $ 2,489,260   $ 4,491,203    $         0    $(4,122,493)   $ 2,857,970
                                                         ===========   ===========    ===========    ===========    ===========

     Reserve for inventory obsolescence                  $   153,160   $         0    $         0    $         0        153,160
                                                         ===========   ===========    ===========    ===========    ===========

     Valuation allowance for deferred tax assets         $ 6,664,000   $ 2,875,000    $         0    $         0    $ 9,539,000
                                                         ===========   ===========    ===========    ===========    ===========

1998:
     Allowances on trade accounts receivable             $   575,000   $   444,330    $ 1,688,280    $  (218,350)   $ 2,489,260
                                                         ===========   ===========    ===========    ===========    ===========

     Reserve for inventory obsolescence                  $   209,275   $         0    $         0    $   (56,115)   $   153,160
                                                         ===========   ===========    ===========    ===========    ===========

     Valuation allowance for deferred tax assets         $ 5,047,000   $ 1,617,000    $         0    $         0    $ 6,664,000
                                                         ===========   ===========    ===========    ===========    ===========

(a) Amounts charged to other accounts in 2000 represents allowances that were assumed upon sale of assets to BF USB, Inc. and in 1998 represents allowances on trade accounts receivable that were assumed upon the acquisition of Salerno Foods, L.L.C.