Form 10-K/A
period 2000-12-31
DELICIOUS BRANDS INC
filed 2001-04-30
CIK 1059976

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
                         (f/k/a DELICIOUS BRANDS, INC.)
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

            Delaware                                       06-1255882
-------------------------------                      ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

590 Madison Avenue, 21st Floor, PMB 2137 NY, NY                 10022
-----------------------------------------------         ------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number including area code:      (212) 521-4108
                                                  ------------------------------

                                 --------------

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
            YES           X         NO
                        -----           --------

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / ___ /

            As of March 31, 2001, the aggregate market value of the Registrant's
Common Stock held by non-affiliates of the Registrant was $4,702,976. Solely for the purposes of this calculation, shares held by directors and officers of the
Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are in fact, affiliates of the Registrant.

            As of March 31, 2001, there were 5,717,673 shares outstanding of the
Registrant's Common Stock.

            Documents Incorporated by Reference:            None.

EXPLANATORY NOTE

     This  Amendment No. 1 on Form 10-K/A (this  "Amendment")  is being filed in order to amend  the  Registrant's  Annual  Report on Form  10-K  filed  with the
Securities and Exchange  Commission on April 17, 2001 to include the information required to be disclosed in Part III thereof.

            Part III of this Annual Report is hereby amended in its entirety to add the following information:

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        The following are the members of the Company's Board of
Directors and the Company's executive officers.

    NAME               AGE       POSITION
    ----               ---       --------

Donald C. Schmitt      70        Chairman of the Board of Directors, Chief
                                 Executive Officer & President
Thomas J. Guinan       64        Director
Edward R. Sousa        43        Director
John H. Wyant          54        Director
Michael P. Schall      47        Director
Russell D. Glass       38        Director

     DONALD C. SCHMITT has been a director of the Company  since 1989,  Chairman of the Board since August 1997 and Chief  Executive  Officer and President since
June 2000.  From 1977  through the sale of  substantially  all the assets of the
Company in September 1999, Mr. Schmitt was the chairman of the board, president, chief  executive  officer and a principal  stockholder of The Shur-Good  Biscuit
Co., Inc.,  distributor of cookies,  crackers and salty snack foods. Mr. Schmitt is also  chairman of the board of  Excellence  Alliance  Group,  Inc.,  which is privately owned, vice chairman of the board of Miller Buckeye Biscuit Co., which is  privately-owned,  and the  former  president  of the  Biscuit  and  Crackers
Distributor  Association.  He won the Xavier  University  Executive  Achievement
Award  in  1993.  Mr.  Schmitt  was  also  awarded  a Papal  appointment  to the
Equestrian  Order of Holy Sepulchre by the Catholic  Church in 1995. Mr. Schmitt
holds a B.A. in accounting from Xavier University.

     THOMAS J.  GUINAN  has been a  director  since  September  1999 and was the
Company's Chief Executive Officer and President from September 1999 through June
2000. Mr. Guinan is currently President and Chief Executive Officer of the Mello
Buttercup Ice Cream  Company.  Mr. Guinan has over thirty years of experience in turning around and managing  premium branded food  companies.  He was co-founder and partner of Blazek  Associates,  which provides  consulting  and  acquisition intermediary  services  to  equity  funds.  In  addition,  Mr.  Guinan  provided consulting  services to SMS Brands and served on its  advisory  board,  where he worked  closely on the  acquisitions  of YoFarm Yogurt and Lemon Chill.  He also served  as the  interim  CEO and  Director  of both the Cape  Cod  Potato  Chips
Company, Inc. and the Frozfruit Company. Mr. Guinan was the COO of the Pinkerton
Group,  and previously  held  executive  and/or senior  management  positions at
Alberto Culver, PET Inc., Lipton/Unilever, and General Foods. Mr. Guinan holds a
B.A. from Manhattan College.

     EDWARD R. SOUSA has been a director of the Company since February 1998. Mr.
Sousa has been a practicing  attorney in New York for more than five years.  Mr.
Sousa holds a B.A. from Brandeis  University  and a J.D. from the  University of
Pennsylvania.

     JOHN H. WYANT has been a director of the Company since  December  1997. Mr.
Wyant was the founder  and has been the  managing  partner of Blue Chip  Venture
Company, a venture capital firm with approximately $700 million under management that concentrates on financing  companies  primarily based in the Western United
States,  since its  inception  in 1990.  Mr.  Wyant also serves as a director of various  private  companies  and two other  publicly  traded  companies,  Regent
Communications,  Inc.  and  USInternetworking,  Inc.  Mr.  Wyant holds a B.A. in political  science  from  Denison  University  and a J.D.  from  Salmon P. Chase
College of Law.

     MICHAEL P. SCHALL has been a director of the Company since  February  1999.
Since December 2000, Mr. Schall has been President and Chief  Executive  Officer of the B. Manischewitz  Company  L.L.C.  From July 1994 until November 2000, Mr.
Schall was the President and Chief Executive Officer of Guiltless Gourmet, Inc.,
a manufacturer and marketer of all-natural  snack foods. From 1987 to June 1994,
Mr. Schall was President of Strategic Marketing Methods, a marketing  consulting firm to the retail and packaged  goods  industry.  From 1985 to 1987, Mr. Schall was Vice President of Marketing and Sales for the grocery  products  division of
Prepared  Products  Company.  From 1980 to 1985,  Mr.  Schall  served in various capacities  in brand  management  for  Lawry's  Foods,  Inc.,  a  subsidiary  of
Unilever.  Mr. Schall holds a B.S. in marketing from California State University and an M.B.A. from the University of Southern California Graduate.

     RUSSELL D. GLASS has been a director  of the  Company  since April 1999 and was so elected pursuant to the terms of the Securities Purchase Agreement by and between the Company and Little Meadow Corp., a company whose sole stockholder is
Carl C.  Icahn.  Since  April  1998,  Mr.  Glass  has been  President  and Chief
Investment  Officer of Icahn  Associates  Corp., a diversified  investment firm.
Since August 1998, Mr. Glass has also served as vice chairman of Lowestfare.com,
Inc., an internet travel reservations  company.  Since April 2000, Mr. Glass has also  been  serving  as the  President  and  Chief  Executive  Officer  of Cadus
Pharmaceutical  Corporation,  a firm which holds various biotechnology  patents.
Previously,  Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998,  and in Premier  Partners  Inc.,  from 1988 to 1996,  firms  engaged in investment  research and  management.  From 1984 to 1986, Mr. Glass served as an investment banker with Kidder,  Peabody & Co. Mr. Glass served as a director of Automated  Travel Systems,  Inc., a software  development  firm; he currently serves as a director of the following  companies:  Axiom  Biotechnology  Inc., a
developer  of  pharmacology   profiling  systems;  Cadus  Pharmaceutical  Corp.;
Lowestfare.com,  Inc., National Energy Group, Inc., an oil & gas exploration and production company; and the A.G. Spanos Corporation,  a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass holds a B.A. in economics  from Princeton  University and an M.B.A.  from the Stanford
University Graduate School of Business.

ITEM 11.                EXECUTIVE COMPENSATION

     The following  table sets forth,  for the fiscal years  indicated,  certain information concerning the compensation of the Company's Chief Executive Officer and each other most highly  compensated  executive officers of the Company whose aggregate compensation exceeded $100,000 during the year ended December 31, 2000
(collectively, the "Named Executive Officers").

                                                                  SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                                                                            Compensation
                                                Annual Compensation                           Awards
                                 ---------------------------------------------------          ------
                                                                       Other Annual         Securities
          Name and                                                     Compensation         Underlying        All Other
       Principal Position           Year      Salary($)    Bonus($)      ($)(1)              Options(#)     Compensation
       ------------------           ----      ---------    --------      ------             -----------     ------------

Donald C. Schmitt                   2000           -          -        38,500(2)                -             15,625(3)
   Chairman, President and
   Chief Executive Officer

Thomas J. Guinan                    2000       50,000(3)      -        55,006(4)                -              5,192(5)
Chief Executive Officer             1999       45,100(6)      -            -                    -              5,000(7)
                                    1998           -          -            -                    -                 -

Jeffry W. Weiner                    2000       53,305(8)      -       155,000(9)                -              3,625(10)
    Chief Financial Officer         1999      142,600         -            -                    -             11,000(11)
                                    1998      133,920     35,000           -                    -              9,125(12)
----------

1.   Although  the  officers  receive  certain  perquisites,  the  value of such perquisites  for any officer did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus, except as set forth in the table above.

2.   Annual Chairman's fee.

3.   On May 30,  2000,  the Board of  Directors  approved the issuance of 25,000 shares of  Common  Stock  with an  aggregate  market  value of  $15,625  in consideration of services rendered to the Company.

4.   Mr.  Guinan  served as Chief  Executive  Officer  and was  employed  by the
     Company until June 2000 with annual salary of $120,000.

5.   Payment  made  pursuant  to a  consulting  agreement  with the  Company for services  to be rendered  following  the sale of  substantially  all of the assets of the Company.

6.   Payment of 1999 accrued vacation time of $5,192.

7.   Mr. Guinan began employment in September 1999 with an annual base salary of
     $120,000.

8.   Payment of temporary living allowance.

9.   Mr.  Weiner  served as Chief  Financial  Officer  and was  employed  by the
     Company until June 2000 with an annual base salary of $130,000.

10.  Payment  made  pursuant  to a  consulting  agreement  with the  Company for services  to be rendered  following  the sale of  substantially  all of the assets of the Company.

11.  Payment  of  automobile  expenses  of $2,500  and  payout  of 1999  accrued vacation time of $1,125.

12.  Payment  of  automobile  expenses  of $6,000  and  payout  of 1998  accrued vacation time of $5,000.

13.  Payment  of  automobile  expenses  of $5,500  and  payout  of 1997  accrued vacation time of $3,625.

OPTION GRANTS

     No stock options were granted to the Named  Executive  Officers  during the year ended December 31, 2000 except for 1,500 options granted to Mr. Schmitt for serving as a director. In May 2000, the Board of Directors approved an amendment to the terms of Jeff Weiner's  options  extending their expiration dates through the  original  expiration  dates if Mr.  Weiner's  employment  with the  Company terminated.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES TABLE

     No stock options were exercised by the Named Executive  Officers during the year ended December 31, 2000. The following table sets forth certain information regarding  unexercised  options held by each of the Named Executive  Officers at
December 31, 2000.

                         Number of Securities           Value of Unexercised
                        Underlying Unexercised              In-The-Money
                            Options Held at                  Options at
                         December 31, 2000(#)           December 31, 2000($)
                         --------------------           --------------------
          Name        Exercisable     Unexercisable   Exercisable  Unexercisable
          ----        -----------     -------------   -----------  -------------

Donald C. Schmitt       64,750             750             -              -

CONSULTING AGREEMENTS

     The Company  entered into  consulting  agreements  with Messrs.  Guinan and
Weiner pursuant to which they would provide certain  consulting  services to the
Company  following the Company's sale of  substantially  all of its assets.  Mr.
Guinan  received  $55,006  and Mr.  Weiner  received  $155,000  from the Company pursuant to these agreements.

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

     Options are granted under the Formula Plan,  without approval or discretion on the part of the Board to non-employee directors as follows: each non-employee director,  on the date such non-employee director is elected receives options to purchase  1,500 shares of Common  Stock,  which vest and become  exercisable  in three equal  installments,  one-third on the date of grant and one-third on each of the first and second anniversaries of such grant. Each non-employee  director who has been a director of the Company for at least one year and has met certain other requirements  receives on each January 1 options to purchase an additional
1,500  shares of Common  Stock,  which will vest and become  exercisable  in two equal  installments,  one-half  on the date of grant and  one-half  on the first anniversary  of such  grant.  Currently,  options to purchase  65,000  shares of
Common Stock are outstanding under the Formula Plan at an exercise price between
$0.625 and $12.38 per share.

     All directors are reimbursed for their  reasonable  out-of-pocket  expenses incurred in connection with their duties to the Company.

COMPENSATION COMMITTEE INTERLOCKS

     For the year ended December 31, 2000, the Compensation  Committee consisted of  Messrs.  Schmitt,  Scholl  and  Wyant.  Except  as  set  forth  in  "Certain
Relationships and Related  Transactions,"  none of such Directors was a party to any transaction with the Company which requires  disclosure under Item 402(j) of
Regulation S-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  following  table sets forth  certain  information  with respect to the beneficial ownership of Common Stock of the Company as of March 31, 2001 for (i)
each  person  known  by the  Company  to own  beneficially  more  than 5% of the outstanding  Common  Stock,  (ii) each of the Named  Executive  Officers  of the
Company,  (iii)  each of the  Company's  directors  and (iv) all  directors  and officers as a group.

                                            Shares
                                          Beneficially     Percent of
                                            Owned(2)        Class(2)
                                           --------        --------
     Name and Address(1)

Donald C. Schmitt(3)                         214,750          3.7%

T. J. Guinan(4)                                  750           *

John H. Wyant(5)                              14,000           *

Edward Sousa(6)                                5,250           *

Michael P. Schall(7)                           2,250           *

Russell D. Glass(8)                        1,500,686         25.1%

Little Meadow Corp.(9)                     1,498,436         25.1%

All directors and officers as a group      1,737,686         28.5%
(6 persons) (3)(4)(5)(6)(7)(8)

-------------

* Less than one percent (1%) of outstanding Common Stock.

(1)  Except  as  otherwise  indicated,   the  address  for  each  of  the  named
     individuals is c/o Next Generation  Technology Holdings,  Inc., 590 Madison
     Avenue, 21st Floor, PMB 2137, New York, New York 10022.

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

(3)  Includes of (i) 25,000  shares of Common Stock  issuable  upon  exercise of options  exercisable  through  November  8,  2004,  at a price of $6.00 per share; (ii) 37,500 shares of Common Stock issuable upon exercise of options exercisable  through  August 4, 2004 with respect to 6,500 shares,  through
     December 31, 2004 with respect to 1,500 shares,  through  December 31, 2005 with  respect to 1,500  shares,  through  December 31, 2006 with respect to
     1,500 shares,  through  December 17, 2007 with respect to 25,000 shares and through  December 31, 2007 with respect to 1,500 shares,  all at a price of
     $6.00 per share;  (iii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2008, at a price of $12.375 per share;  (iv) 1,500 shares of Common Stock  issuable  upon excise of options exercisable  through  December 31, 2009 at a price per share of $1.50;  (v)
     13,000   shares  of  Common  Stock   issuable  upon  exercise  of  warrants
     exercisable through April 27, 2001, at a price of $4.00 per share, of which warrants to purchase 4,000 shares of Common Stock are held by an individual retirement  account  ("IRA")  for the benefit of Mr.  Schmitt,  warrants to purchase 5,000 shares of Common Stock are held by Mr. Schmitt together with his  wife  and  4,000  shares  are  held by an IRA for the  benefit  of Mr.
     Schmitt's wife, of which shares Mr. Schmitt disclaims beneficial ownership;
     and (vi) 23,750 shares of Common Stock  issuable upon  conversion of 23,750 shares of Series A Preferred Stock, which  automatically  convert on August
     1,  2001 if not  earlier  converted,  of which  5,000  shares  of  Series A
     Preferred  Stock are held by an IRA for the benefit of Mr.  Schmitt,  6,250 shares of Series A Preferred  Stock are held by Mr.  Schmitt  together with his wife and 5,000  shares of Series A  Preferred  Stock are held by an IRA for the  benefit  of Mr.  Schmitt's  wife,  and  7,500  shares  of Series A
     Preferred  Stock  held by a trust for the  benefit of Ms.  Ruth  Schmitt of which Mr. Schmitt is custodian.  Excludes (i) 37,900 shares of Common Stock held by Donald  Schmitt's  adult  children,  of which  shares  Mr.  Schmitt disclaims beneficial ownership; (ii) 19,600 shares of Common Stock issuable upon exercise of warrants exercisable through April 27, 2001, at a price of
     $4.00 per share,  held by Mr.  Schmitt's adult children and his mother,  of which shares Mr. Schmitt disclaims beneficial  ownership;  and (iii) 28,750 shares of Common Stock issuable upon  conversion of 28,750 shares of Series
     A Preferred  Stock,  which  automatically  convert on August 1, 2001 if not earlier converted,  held by Mr. Schmitt's adult children and his mother, of which shares Mr. Schmitt disclaims beneficial ownership.

(4)  Consists of 750 shares of Common Stock  issuable  upon  exercise of options exercisable through December 31, 2010 at a price of $0.625 per share.

(5)  Consists  of (i) 10,250  shares of Common  Stock  issuable  upon exercise of options  exercisable  through  August 14, 2004 with  respect to
     6,500  shares,  through  December  31, 2004 with  respect to 1,500  shares, through  December 31, 2005 with respect to 750 shares and through  December
     21, 2007 with respect to 1,500  shares,  all at a price of $6.00 per share;
     (ii)  1,500  shares of Common  Stock  issuable  upon  exercise  of  options exercisable  through  December 31,  2008,  at a price of $12.375 per share;
     (iii)  1,500  shares of Common  Stock  issuable  upon  exercise  of options through  December  31,  2009 at a price of $1.50  per  share;  and (iv) 750 shares of Common Stock issuable upon exercise of options  through  December
     31, 2010 at a price of $0.625 per share.

(6)  Consists of (i) 3,000  shares of Common  Stock  issuable  upon  exercise of options  exercisable through March 24, 2009 at a price of $10.25 per share;
     (ii) 1,500 shares of Common Stock issuable upon exercise of options through
     December  31,  2009 at a price per share of $1.50 per share;  and (iii) 750 shares of Common Stock issuable upon exercise of options  through  December
     2010 at a price of $0.625 per share.

(7)  Consists of (i) 1,500  shares of Common  Stock  issuable  upon  exercise of options  exercisable  through  February 10, 2009, at a price of $11.375 per share;  (ii) 750 shares of Common Stock  issuable  upon exercise of options through December 31, 2010 at a price of $0.625 per share.

(8)  Consists of 1,500 shares of Common Stock  issuable upon exercise of options exercisable  through  April 11, 2009,  at a price of $10.75 per share;  and
     (ii) 750 shares of Common Stock  issuable upon exercise of options  through
     December 31, 2010 at a price of $0.625 per share.  Mr. Glass, as a director of Little  Meadow  Corp.,  may be is deemed to  beneficially  own 1,257,108 shares of Common  Stock and 251,328  shares of Common Stock  issuable  upon conversion  of 35,000 shares of Series B Preferred  Stock,  all of which is held beneficially by Little Meadow Corp.

(9)  Includes  251,328 shares of Common Stock issuable upon conversion of 35,000 shares of Series B Preferred Stock held by Little Meadow Corp.

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

     The  Company  believes,  based  solely on  review  of copies of such  forms furnished  to the  Company,  or  written  representations  that no Form 5's were required, that all Section 16(a) filing requirements applicable to its officers, directors  and greater than ten percent  beneficial  owners were  complied  with during the year ended December 31, 2000,  except that Mr. Schmitt  inadvertently failed to file on Form 4 three  transactions  involving the Company's  preferred stock,  all of which were disclosed  in a Form 5 that was timely  filed with the
Commission.

ITEM 13.                CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

     During the period  January 1, 2000  through  March 31,  2001,  the  Company entered into the  following  transaction  with Donald  Schmitt,  Chairman of the
Board.  On June 1, 2000,  the Company issued Mr. Schmitt 25,000 shares of Common
Stock with a market value of $15,625 for services rendered.

     On March 15, 2000,  the Company  entered into an agreement  with one of its suppliers  (whose sole  stockholder  is a  stockholder  of the Company and was a director of the Company until December 1997) and Mr. Schmitt whereby Mr. Schmitt personally  assumed  the  remaining  liability  by paying  $100,000  in cash and issuing a promissory note for $401,084.  During 2000, the Company reimbursed Mr.
Schmitt  for the  payments  he  made  on the  Company's  behalf  and the  entire obligation has been satisfied.

                                   SIGNATURES

     Pursuant  to the  requirements  of Section  13 or 15 (d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                   (Registrant)

Dated: April 30, 2001              /s/ Donald C. Schmitt
                                   ------------------------------
                                   Donald C. Schmitt
                                   Chairman, President and Chief Executive Officer

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant and in the capacities and on the dates indicated.

DATE                               SIGNATURE

April 30, 2001                     /s/ Donald C. Schmitt
                                   ------------------------------
                                   Donald C. Schmitt
                                   Chairman, President & Chief Executive Officer

April 30, 2001                     *
                                   ------------------------------
                                   Michael P. Schall
                                   Director

April 30, 2001
                                   ------------------------------
                                   Edward R. Sousa
                                   Director

April 30, 2001                     *
                                   ------------------------------
                                   John H. Wyant
                                   Director

April 30, 2001                     *
                                   ------------------------------
                                   Thomas J. Guinan
                                   Director
April 30, 2001                     *
                                   ------------------------------
                                   Russell D. Glass
                                   Director

* By:   /s/ Donald C. Schmitt
     --------------------------
            Donald C. Schmitt
            Attorney-in-fact