Form 10-Q
period 2001-03-31
DELICIOUS BRANDS INC
filed 2001-05-15
CIK 1059976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 2001

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                  To
                               ----------------    -----------------------------

                        Commission file number 000-24941

                    Next Generation Technology Holdings, Inc.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

       Delaware                                       06-1255882
--------------------------------         ---------------------------------------
 (State of other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

  590 Madison Avenue, 21st Floor                       10022
      PMB 2137 New York, NY
--------------------------------------   ---------------------------------------
(Address of Principal executive offices)            (Zip code)

Registrant's telephone number including area code:  (212) 521-4108
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

5,717,673 shares of common stock were outstanding on March 31, 2001.

                                      INDEX

                                                                              Page
Part I:         Financial Information

      Item 1.   Financial Statements

                Balance Sheets as of March 31, 2001 and December 31, 2000      2

                Statements of Operations, Three Months Ended March 31,
                2001 and 2000                                                  3

                Statements of Cash Flows, Three Months Ended March 31,
                2001 and 2000                                                  4

                Notes to Condensed Financial Statements                        5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            6

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk     7

Part II:        Other Information

      Item 1.   Legal Proceeding                                               8

Signatures                                                                     8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                                             -----------------------------------
ASSETS                                                                                       March 31, 2001    December 31, 2000
Current Assets:                                                                               (unaudited)
                                                                                             -----------------------------------
      Cash .............................................................................     $    549,318          $    741,597
      Accounts receivable net of allowances of
            $1,512,991 and $1,522,991, respectively ....................................                0                     0
            Due from escrow agent ......................................................        2,848,982             2,835,225
      Income taxes refundable ..........................................................           90,000                90,000
      Prepaid expenses and other current assets ........................................          244,073               239,713
                                                                                             ------------          ------------
      Total Current Assets .............................................................     $  3,732,373          $  3,906,535
                                                                                             ------------          ------------

Property and Equipment, Net of Accumulated Depreciation ................................                0                     0
                                                                                             ------------          ------------

Total Assets ...........................................................................     $  3,732,373          $  3,906,535
                                                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable .................................................................     $    180,070          $    204,569
      Due to distributors ..............................................................          190,160               190,160
      Accrued expenses .................................................................        1,182,501             1,279,240
      Current portion of long-term liabilities .........................................          162,676               162,676
                                                                                             ------------          ------------
      Total Current Liabilities ........................................................     $  1,715,407          $  1,836,645
                                                                                             ------------          ------------

Long-term Liabilities:
      Restructuring liability ..........................................................     $     78,860          $    121,022
                                                                                             ------------          ------------
      Total Long-term Liabilities ......................................................     $     78,860          $    121,022
                                                                                             ------------          ------------

Stockholders' Equity:
      Preferred stock, $.01 par value 1,000,000 shares authorized:
            Series A, 183,334  shares issued and outstanding ...........................     $  1,466,668          $  1,466,668
            Series B, 35,000  shares issued and outstanding, liquidation
               value equals stated value ...............................................        1,750,000             1,750,000
      Class A common Stock, voting, $.01 par value, 25,000,000 shares
      authorized, 5,766,597 shares issued ..............................................           57,666                57,666
      Additional paid-in capital .......................................................       14,389,027            14,389,027
      Accumulated deficit ..............................................................      (15,564,206)          (15,553,444)
                                                                                             ------------          ------------
                                                                                             $  2,099,155          $  2,109,917

      Less, common stock in treasury at cost ...........................................         (161,049)             (161,049)
                                                                                             ------------          ------------
      Total stockholders' equity .......................................................     $  1,938,106          $  1,948,868
                                                                                             ------------          ------------

Total Liabilities and Stockholders' Equity .............................................     $  3,732,373          $  3,906,535
                                                                                             ============          ============

         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                       2001            2000
                                                                                       ----            ----
Net Sales (including approximately
      $0 and $61,000 for fiscal years ended
      December 31, 2001 and December 31, 2000,
      respectively, to related parties) ......................................             $0        $6,364,855

Cost of Sales (including approximately
      $0 and $1,000 for fiscal years ended
      December 31, 2001 and December 31,2000,
      respectively, from related parties) ....................................              0         4,663,671
                                                                                   -----------------------------

Gross Profit .................................................................              0        $1,701,184
                                                                                   -----------------------------

Operating Expenses:
      Selling, general and administrative ....................................       ($47,337)      ($1,369,653)
                                                                                   -----------------------------

Loss from Operations .........................................................         47,983              (396)

Other Income (Expense):

      Interest expense .......................................................       ($11,408)        ($193,877)
      Other, net .............................................................         47,983              (396)
                                                                                   -----------------------------
                                                                                      $36,575         ($194,273)
                                                                                   -----------------------------

Loss before Provision for Income Taxes .......................................       ($10,762)      ($1,563,926)
Provision for Income Taxes ...................................................              0                 0
                                                                                   -----------------------------
Net Income (Loss) ............................................................       ($10,762)      ($1,563,926)
                                                                                   =============================

Earnings per Share:
      Basic and diluted:
            Net Income (Loss) per share
                  of common stock ............................................        ($0.002)          ($0.333)
                                                                                   =============================
            Weighted average number of
                  shares of common outstanding ...............................      5,717,672         4,697,085

The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Three Months Ended March 31,
                                                                                                        2001               2000
                                                                                                    -----------         -----------
Cash Flows from Operating Activities:

            Net Loss .......................................................................        $   (10,762)        $(1,563,926)
                                                                                                    -----------         -----------
            Adjustments to reconcile net loss to net cash used in
            operating activities:
                        Depreciation and amortization ......................................                  0             396,297
                        Provision for bad debts ............................................            (10,000)              6,000
                        Increase (Decrease) in cash from changes in:
                                    Accounts receivable ....................................             10,000            (275,913)
                                    Inventory ..............................................                  0              91,560
                                    Prepaid expenses and other current assets ..............             (4,360)             82,667
                                    Other assets ...........................................            (13,757)              3,248
                                    Accounts payable and accrued expenses ..................           (121,234)         (1,200,325)
                                    Due to distributors ....................................                  0                 487
                                    Accrued restructuring liabilities ......................            (42,162)            (56,732)
                                    Other liabilities ......................................                  0             (66,383)
                                                                                                    -----------         -----------
            Net cash used in operating activities ..........................................           (192,275)         (2,483,020)
                                                                                                    -----------         -----------

Cash Flows from Investing Activities:
            Purchase of property and equipment .............................................                  0              (1,924)
                                                                                                    -----------         -----------
            Net cash used in investing activities ..........................................                  0              (1,924)
                                                                                                    -----------         -----------

Cash Flows from Financing Activities:
            Proceeds from (payments of) bank loan payable, net .............................                  0            (449,958)
            Proceeds from issuance of preferred stock ......................................                  0           2,500,000
            Payment of stock issuance costs ................................................                  0            (165,859)
                                                                                                    -----------         -----------
            Net cash provided by (used in) financing activities ............................                  0           1,884,183
                                                                                                    -----------         -----------

Increase (Decrease) in cash ................................................................           (192,275)           (600,762)
Cash, Beginning of Period ..................................................................            741,597             600,762
                                                                                                    -----------         -----------
Cash, End of Period ........................................................................        $   549,321         $         0
                                                                                                    ===========         ===========

Supplemental Disclosure of Cash Flow Information:
            Cash paid during the period  for:
                        Interest ...........................................................        $    11,408         $    94,890
                                                                                                    ===========         ===========

         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

1.          BASIS OF PRESENTATION

Interim Financial Statements
----------------------------

      The unaudited interim financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities
Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the audited financial statements were omitted.
The interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Annual
Report on Form 10-K of Next Generation Technology Holdings, Inc. (the "Company")
for the year ended December 31, 2000. The unaudited interim financial statements accompanying this report contain all adjustments, consisting only of normal adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

2.          NET INCOME (LOSS) PER SHARE

      For the three months ended March 31, 2001 and for the three months ended
March 31, 2000, basic net income (loss) per share and diluted net income (loss)
per share have been calculated using the weighted average number of shares of common stock, $.01 par value of the Company, outstanding during each period. All options and warrants were omitted from the computation of diluted net income
(loss) per share because the options and warrants are antidilutive when net losses are reported.

3.          RECENT ACCOUNT PRONOUNCEMENTS

      Effective January 1, 1999, the Company adopted FAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," which required the recording of all derivatives on the balance sheet at fair value, and Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-up Activities,"
which requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of FAS No. 133 and SOP 98-5 had no impact on the Company's results of operations, financial position or cash flow.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
---------------------

            Since the consummation of the sale of substantially all of its assets, the Company has been exploring new business opportunities but has not identified any new business at present. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event the Company's plans are not successful. Further, the results of operations for the three months ended March
31, 2001 may not be indicative of the results for the full year or necessarily comparable to prior quarters as a result of the sale of substantially all the assets of the Company during the quarter.

NET SALES. Net sales decreased 100% to zero for the three months ended March
31, 2001 as compared to approximately $6.4 million for the same period in 2000.
The decrease is a result of the sale of substantially all the assets of the business effective June 1, 2000.

GROSS PROFIT. Gross profit decreased 100% to zero for the three months ended
March 31, 2001, as compared to $4.7 million for the same period in 2000. The decrease is a result of the sale of substantially all the assets of the business, as noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The selling, general and administrative expenses decreased 98% to $47,337 for the three months ended
March 31, 2001, as compared to $3.1 million for the same period in 2000. The decrease is primarily a result of sale of substantially all the assets of the business, as noted above.

OTHER INCOME (EXPENSE) Other income increased to $36,575 for the three months ended March 31, 2001, as compared to $(194,273) the same period in 2000. The increase is primarily as a result of interest income earned on the cash proceeds received from the sale of substantially all the assets of the business.

PROVISION FOR INCOME TAX. The provision for income tax for the three months ended March 31, 2001 was zero, as a result of there being a net operating loss for the period for which a valuation allowance was provided to reduce the tax benefit of this loss. The valuation allowance for the three months ended
March 31, 2001 was zero and was the same for the same period ended March 31,
2000.

NET INCOME. Net loss was $10,762 for the three months ended March 31, 2001 as compared to a net loss of $1.6 million for the same period in 2000. The decrease is primarily a result of sale of substantially all the assets of the business, as noted above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            As part of the purchase price for substantially all of the assets of the Company, an escrow account of $5,336,000 was established to cover any indemnification claims that arise within eighteen months of the closing of the sale of substantially all of the assets of the Company. Amounts released from escrow will be reduced by the amount of indemnification claims, if any, paid or filed by BF USB. Funds released from escrow will be used to repay debt and other liabilities not assumed and pay ongoing operating expenses.

            Pursuant to the terms of the escrow agreement, one half of the escrow amount, $2,668,000, was released on December 1, 2000, which was reduced by the $548,000 for final working capital adjustments and approximately $84,000 related to a claim made by BF USB for reimbursement of certain packaging liabilities that BF USB claimed it had paid on behalf of the Company. The
Company timely objected to this claim and expects that the issue will be settled prior to the final distribution of the escrow amount.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2001, the Company had no outstanding derivative financial instruments. Additionally, all of the Company's transactions are in U.S.
dollars. Consequently, the Company is not subject to significant foreign currency exchange risk.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On January 29, 2001, the Company, Parmalat Dairy and Bakery Inc. and
BF USB were named as defendants in an action filed in the Supreme Court of the
State of New York, County of Erie. The plaintiffs are seeking a declaratory judgement that the defendants are bound by the terms of certain alleged franchise agreements. On February 23, 2001, BF USB served a notice of claim for indemnity upon the Company, in accordance with the terms of the APA. The Company disputes BF USB's claim. On April 26, 2001, the Company moved to dismiss all of the asserted claims.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         NEXT GENERATION TECHNOLOGY
                                         HOLDINGS, INC.
                                             (Registrant)

 5/15/2001                               /s/ Donald C. Schmitt
-------------------------------          -----------------------------------
Date                                     Donald C. Schmitt
                                         President, Director and Chief Executive
                                         Officer and Principal Financial Officer