Form 10-Q
period 2001-06-30
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2001-08-14
CIK 1059976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarter period ended June 30, 2001

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       To
                               ---------------------    ------------------------

                        Commission file number 000-24941

                    Next Generation Technology Holdings, Inc.
                    -----------------------------------------
           (Exact name of the registrant as specified in its charter)

          Delaware                                     06-1255882
------------------------------------      ---------------------------------------
    (State of other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

    590 Madison Avenue, 21st Floor
       PMB 2137 New York, NY                             10022
------------------------------------      --------------------------------------
(Address of Principal executive offices)               (Zip code)

Registrant's telephone number including area code:     (212) 521-4108
                                                       ---------------

        ----------------------------------------------------------------
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

5,717,673 shares of common stock were outstanding on June 30, 2001.

                                      INDEX

                                                                                      Page
Part I:       Financial Information

      Item 1. Financial Statements

              Balance Sheets as of June 30, 2001 and December 31, 2000                 2

              Statements of Operations, Three Months Ended June 30, 2001 and 2000
              and Six Months Ended June 30, 2001 and 2000                              3

              Statements of Cash Flows, Six Months Ended June 30, 2001 and 2000        4

              Notes to Condensed Financial Statements                                  5

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                7

Part II:      Other Information

      Item 1. Legal Proceeding                                                         8

Signatures                                                                             9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                 BALANCE SHEETS

ASSETS                                                                         June 30, 2001   December 31, 2000
------                                                                         -------------   -----------------
                                                                                 (unaudited)
Current Assets:
      Cash  .....................................................................$  255,412      $  714,597
      Accounts receivable net of allowances of
            $647,385 and $1,522,991, respectively
            Due from escrow agent................................................ 2,862,739       2,835,225
      Income taxes refundable....................................................    90,000          90,000
      Prepaid expenses and other current assets..................................   342,308         239,713
                                                                                ---------------------------
      Total Current Assets...................................................... $3,550,459      $3,906,535
                                                                                ---------------------------
Property and Equipment, Net of Accumulated Depreciation ........................          0               0
                                                                                ---------------------------
Total Assets ................................................................... $3,550,459      $3,906,535
                                                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable ......................................................... $  180,068    $    204,569
      Due to distributors ......................................................    190,160         190,160
      Accrued expenses .........................................................  1,386,919       1,279,240
      Current portion of long-term liabilities .................................    162,676         162,676
                                                                                ---------------------------
      Total Current Liabilities ................................................ $1,919,823    $  1,836,645
                                                                                ===========================

Long-term Liabilities:
      Restructuring liability .................................................. $   35,446    $    121,022
                                                                                ---------------------------
      Total Long-term Liabilities .............................................. $   35,446    $    121,022
                                                                                ---------------------------

Stockholders' Equity:
      Preferred stock, $.01 par value 1,000,000 shares authorized:
            Series A, 183,334  shares issued and outstanding ................... $1,466,668    $  1,466,668
            Series B, 35,000  shares issued and outstanding , liquidation
                value equals stated value ......................................  1,750,000       1,750,000
      Class A common Stock, voting, $.01 par value, 25,000,000 shares
      authorized, 5,766,597 shares issued ......................................     57,666          57,666
      Additional paid-in capital ............................................... 14,389,027      14,389,027
      Accumulated deficit ......................................................(15,907,122)    (15,553,444)
                                                                                ----------------------------
                                                                                 $1,756,239    $  2,109,917

      Less, common stock in treasury at cost ...................................   (161,049)       (161,049)
                                                                                ----------------------------
      Total stockholders' equity ............................................... $1,595,190    $  1,948,868
                                                                                ----------------------------
Total Liabilities and Stockholders' Equity ..................................... $3,550,459    $  3,906,535
                                                                                ============================

         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended June 30,       Six Months ended June 30,
                                              ---------------------------       -------------------------

                                                  2001            2000          2001             2000
                                                  ----            ----          ----             ----

Net Sales (including sales of approximately
    $33,989 and $ 94,864 for the three
    months ended June 30, 2000 and six
    months ended June 30, 2001,
    respectively, to related parties) ...   $          0    $  4,143,434    $          0    $ 10,508,289

Cost of Sales (including cost of sales of
    approximately $1,008 for the six months
    ended June 30, 2001 from related
    parties) ............................              0       3,037,507               0       7,701,178
                                            ------------    ------------    ------------    ------------
Gross Profit ............................   $          0    $  1,105,927               0    $  2,807,111
                                            ------------    ------------    ------------    ------------
Operating Expenses:
    Selling, general and administrative .        353,036       3,759,956         400,373       6,830,793
                                             ------------    ------------    ------------    ------------
Loss from Operations ....................   ($   353,036)   ($ 2,654,029)   ($   400,373)   ($ 4,023,682)
                                            ------------    ------------    ------------    ------------
Other Income (Expense):
    Gain on Sale of Business ............   $          0    $ 14,439,149    $          0    $ 14,439,149
    Interest expense ....................         (7,656)       (147,320)        (19,064)       (341,197)
    Other, net ..........................         17,774         175,964          65,757         175,568
                                            ------------    ------------    ------------    ------------
                                             $    10,118    $ 14,467,793     $    46,693    $ 14,273,520
                                            ------------    ------------    ------------    ------------
Income (Loss) before Provision for
    Income Taxes ........................   ($   342,918)   $ 11,813,764     $  (353,680)   $ 10,249,838
Provision for Income Taxes ..............              0         300,000               0         300,000
                                            ------------    ------------    ------------    ------------
Net Income (Loss) .......................   ($   342,918)   $ 11,513,764    ($   353,680)   $  9,949,838
                                            ------------    ------------    ------------    ------------

Earnings per Share:
    Basic:
        Net Income (Loss) per share
             of common stock ............         ($0.06)          $2.02          ($0.06)          $1.92
        Weighted average number of
             shares of common stock
             outstanding                       5,717,672       5,702,865       5,717,672       5,173,898
                                            ============    ============    ============    ============
    Diluted:
        Net Income (Loss) per share
             of common stock ............         ($0.06)          $1.66          ($0.06)          $1.51
        Weighted average number of
             shares of common stock
             outstanding                       5,717,672       6,917,070       5,717,672       6,583,234
                                            ============    ============    ============    ============

         The accompanying notes are an integral part of this statement

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Six  Months Ended June 30,
                                                                                             2001                 2000
                                                                                             ----                 ----
Cash Flows from Operating Activities:

            Net Loss ....................................................................   $   (353,680)    $ 9,949,838
                                                                                            ------------    ------------
            Adjustments to reconcile net loss to net cash used in
                        operating activities:
                        Depreciation and amortization ...................................              0         717,080
                        Provision for bad debts .........................................       (875,606)        290,234
                        Gain on Sale of Business ........................................              0     (14,439,149)
                        Increase (Decrease) in cash from changes in:
                                    Accounts receivable .................................        875,606        (729,921)
                                    Inventory ...........................................              0         (21,854)
                                    Prepaid expenses and other current assets ...........       (102,595)     (4,298,438)
                                    Other assets ........................................        (27,514)     (1,361,189)
                                    Accounts payable and accrued expenses ...............         83,182         211,899
                                    Due to distributors .................................              0         (15,166)
                                    Income tax payable ..................................              0         300,000
                                    Accrued restructuring liabilities ...................        (85,576)       (124,583)
                                    Other liabilities ...................................              0        (271,676)
                                                                                            ------------    ------------
            Net cash used in operating activities .......................................       (486,183)     (9,792,925)
                                                                                            ------------    ------------

Cash Flows from Investing Activities:
            Purchase of property and equipment ..........................................              0          (1,925)
            Proceeds from Sale of Business (net $849,890 of sales
                           commission and accrued estimate working
                           capital adjustment due purchaser of $462,013) ................              0      24,527,587
                                                                                            ------------    ------------
            Net cash used in investing activities .......................................              0      24,525,662
                                                                                            ------------    ------------

Cash Flows from Financing Activities:
            Proceeds from (payments of) bank loan payable, net ..........................              0      (1,326,032)
            Proceeds (payments) of current portion of
                               Subordinated debt ........................................              0        (343,332)
            Proceeds from issuance of preferred stock ...................................              0       3,672,500
            Proceeds from issuance of common stock ......................................              0          10,058
            Redemption of  preferred stock ..............................................              0      (7,609,890)
            Payment of preferred stock dividends ........................................              0        (402,831)
            Payment of stock issuance costs .............................................              0        (425,636)
                                                                                            ------------    ------------
            Net cash provided by (used in) financing activities .........................              0      (6,425,163)
                                                                                            ------------    ------------

Increase (Decrease) in cash .............................................................       (486,184)      8,307,574
Cash, Beginning of Period ...............................................................        741,597         600,762
                                                                                            ------------    ------------
Cash, End of Period.....................................................................    $    255,143    $  8,908,336
                                                                                            ============    ============

Supplemental Disclosure of Cash Flow Information:
            Cash paid during the period  for:
                        Interest ........................................................   $     19,604    $    144,517
                                                                                            ============    ============

Supplemental Disclosure of Non-cash
     Investing and Financing Activities:

            One June 1, 2000, the Company sold  substantially  all of its assets and business to BF USB, Inc. for which the Company received cash of $25,290,613.
Additionally,  BF USB, Inc. assumed certain  liabilities in the aggregate amount of  $2,856,653.  A  portion  of the cash  proceeds  was  deposited  in an escrow account. As of June 30, 2001, $2,862,739 (including interest earned of $111,362)
was  reflected as due from the escrow  agent.  The Company  recognized a gain of
$14,439,149, net of commissions of $849,400, on the sale of substantially all of its assets.

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

2.    NET INCOME (LOSS) PER SHARE

      For the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000, basic net income (loss) per share and diluted net income (loss) per share have been calculated using the weighted average number of shares of common stock, $.01 par value of the Company (the "Common Stock"), outstanding during each period. All options and warrants were omitted from the computation of diluted net income (loss) per share because the options and warrants are antidilutive when net losses are reported.

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

RESULTS OF OPERATIONS

            Since the consummation of the sale of substantially all of its assets, the Company has been exploring new business opportunities but has not identified any new business at present. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event the Company's plans are not successful. Further, the results of operations for the three months ended June 30, 2001 may not be indicative of the results for the full year or necessarily comparable to prior quarters as a result of the sale of substantially all the assets of the Company during the quarter.

NET SALES. Net sales decreased 100% to zero for the three months ended and six months ended June 30, 2001 as compared to approximately $4.1 million and $10.5 million for the same periods in 2000, respectively. The decreases are due to the sale of substantially all the assets of the business effective June 1, 2000.

GROSS PROFIT. Gross profit decreased 100% to zero for the three months ended and six months ended June 30, 2001, as compared to $1.1 million and $2.8 million for the same periods in 2000, respectively. The decreases are due to the sale of substantially all the assets of the business, as noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The selling, general and administrative expenses decreased 90% to $0.35 million for the three months ended June 30, 2001 as compared to $3.6 million for the same period in 2000. The selling, general and administrative expenses decreased 94% to $0.4 million for the six months ended June 30, 2001 as compared to $6.8 million for the same period in 2000. The decreases are primarily due to the sale of substantially all the assets of the business, as noted above.

OTHER INCOME (EXPENSE). Other income decreased to $10,118 for the three months ended June 30, 2001, as compared to $14.5 million for the same period in 2000.
Other income decreased to $46,493 for the six months ended June 30, 2001, as compared to $14.3 million for the same period in 2000. The decreases are primarily due to the one-time effect to net income of the consideration received from sale of substantially all the assets of the Company on June 1, 2000.

PROVISION FOR INCOME TAX. The provision for income tax for the three months ended and six months ended June 30, 2001 were zero as a result net operating losses for such periods. The provision for income tax for the three months ended and six months ended June 30, 2000 were both $300,000 because of net operating income for such periods

attributable to the gain on the sale of substantially all of the assets of the
Company. The variation of the Company's effective tax rate from the federal statutory tax rate is principally due to the non-deductible amortization of intangible assets.

NET INCOME. Net loss was $0.3 million for the three months ended June 30, 2001 as compared to a gain of $11.5 million for the same period in 2000. Net loss was
$0.3 million for the six months ended June 30, 2001 as compared to a gain of
$9.9 million for the same period in 2000. The decreases are primarily as a result of sale of substantially all the assets of the Company, as noted above.

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

            Pursuant to the terms of the escrow agreement, one half of the escrow amount, approximately $2.7 million, was released on December 1, 2000, which was reduced by approximately $550,000 million for final working capital adjustments and approximately $84,000 related to a claim made by BF USB for reimbursement of certain packaging liabilities that BF USB claimed it had paid on behalf of the Company. The Company timely objected to this claim and expects that the issue will be settled prior to the final distribution of the escrow amount.

            Also, pursuant to the terms of the escrow agreement, one quarter of the escrow amount, approximately $1.3 million, was scheduled to be released to the Company after June 1, 2001. However, due to pending litigation involving the
Company and BF USB as defendants, the release of such funds has been delayed.

            If the Company does not receive all of the remaining amount in the escrow account of approximately $2.9 million, the Company believes that its cash and cash equivalents will be sufficient to satisfy its operating expenses as the operating expenses are minimal and there are no material outstanding short-term or long-term liabilities.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On December 7, 2000, a former employee filed a claim against the
Company for breach of contract and alleged violation of the Maryland Wage
Payment and Collection Law. In May 2001, a default judgment was entered against the Company in the amount of $202,354.46. The Company asserts that the plaintiff failed to properly serve the complaint and thus provide the Company with notice of the suit. As a result, the default was entered without notice or jurisdiction. The Company is currently, among other things, exploring vacating the judgment and defend the action on the merits.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              NEXT GENERATION TECHNOLOGY
                                              HOLDINGS, INC.
                                                    (Registrant)

 August 14, 2001                              /s/ Donald C. Schmitt
-------------------------------               ---------------------------------
Date
                                              Donald C. Schmitt
                                              President, Director and Chief Executive
                                              Officer and Principal Financial Officer