Form 10-Q
period 2001-09-30
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2001-11-19
CIK 1059976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                      To
                               --------------------    ------------------------

                        Commission file number 000-24941

                    Next Generation Technology Holdings, Inc.
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

            Delaware                                    06-1255882
----------------------------------       ---------------------------------------
   (State of other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

      33 City Centre Drive, Unit 364                    L5B 2N5
      Mississauga, Ontario, Canada
----------------------------------------            -------------
(Address of Principal executive offices)             (Zip code)

Registrant's telephone number including area code:  (905) 306-9671
                                                    ---------------

        ----------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                        if changed since the last report)

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
                                  YES /X/   NO / /

10,993,721 shares of common stock were outstanding on November 16, 2001.

                                      INDEX

                                                                            Page
Part I:     Financial Information

   Item 1.  Financial Statements

            Balance Sheets as of September 30, 2001 and December 31, 2000     2

            Statements of Operations, Three Months Ended September 30, 2001
            and 2000 and Nine Months Ended September 30, 2001 and 2000        3

            Statements of Cash Flows, Nine Months Ended September 30, 2001
            and 2000                                                          4

            Notes to Condensed Financial Statements                           6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk         9

Part II:    Other Information

   Item 1.  Legal Proceeding                                                  9

   Item 2.  Changes in Securities and Use of Proceeds                         9

   Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                   10

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                       September 30,   December 31,
                                                                       -------------   ------------
                                                                          2001              2000
                                                                       -------------   ------------
                                                                       (unaudited)

ASSETS
Current Assets:
      Cash .........................................................   $    899,514    $    741,597
      Accounts receivable net of allowances of
            $647,385 and $1,522,991, respectively ..................              0               0
            Due from escrow agent ..................................      1,454,533       2,835,225
      Income taxes refundable ......................................              0          90,000
      Prepaid expenses and other current assets ....................        555,719         239,713
                                                                       ------------    ------------
                                                                          2,909,766       3,906,535
Property and Equipment, Net of Accumulated Depreciation ............              0               0
                                                                       ------------    ------------
                                                                       $  2,909,766    $  3,906,535
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable .............................................   $    553,827    $    204,569
      Due to distributors ..........................................        190,160         190,160
      Accrued expenses .............................................      1,156,334       1,279,240
      Current portion of long-term liabilities .....................        153,420         162,676
                                                                       ------------    ------------
                                                                          2,053,741       1,836,645
                                                                       ------------    ------------
Long-term Liabilities:
      Restructuring liability ......................................              0         121,022
                                                                       ------------    ------------
                                                                                  0         121,022
Stockholders' Equity:
      Preferred stock, $.01 par value 1,000,000 shares authorized:
            Series A, 183,334  shares issued and outstanding .......      1,466,668       1,466,668
            Series B, 35,000  shares issued and outstanding,
                liquidation value equals stated value ..............      1,750,000       1,750,000
            Class A common stock, voting, $.01 par value, 25,000,000
                shares authorized, 5,766,597 shares issued .........         57,666          57,666
      Additional paid-in capital ...................................     14,389,027      14,389,027
      Accumulated deficit ..........................................    (16,646,287)    (15,553,444)
                                                                       ------------    ------------
                                                                          1,017,074       2,109,917
      Less, common stock in treasury at cost .......................       (161,049)       (161,049)
                                                                       ------------    ------------
      Total stockholders' equity ...................................        856,025       1,948,868
                                                                       ------------    ------------
                                                                       $  2,909,766    $  3,906,535
                                                                       ============    ============

         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended September 30,   Nine Months ended September 30,
                                               --------------------------------    -------------------------------

                                                    2001           2000                 2001             2000
                                                    ----           ----                 ----             ----

Net Sales (including sales of approximately
      $0 and $ 94,864 for the three months
      ended Sept 30, 2000 and nine months
      ended Sept 30, 2000, respectively, to
      related parties) .......................   $          0    $          0       $          0    $ 10,508,289

Cost of Sales (including approximately
      $0 and $1,000 for three months ended
      Sept. 30, 2000 and nine months ended
      Sept. 30, 2000, respectively, from related
      parties) ...............................              0               0                  0       7,701,178
                                                 ------------    ------------       ------------    ------------
Gross Profit .................................   $          0    $          0                  0       2,807,111
                                                 ------------    ------------       ------------    ------------
Operating Expenses:
      Selling, general and administrative ....        761,299         301,581          1,165,676       7,132,374
                                                 ------------    ------------       ------------    ------------
Loss from Operations .........................   ($   761,299)   ($   301,581)      ($ 1,165,676)   ($ 4,325,263)

Other Income (Expense):
      Gain on Sale of Business ...............   $          0    $          0       $          0      14,439,149
      Interest expense .......................         (6,369)        (91,355)           (22,045)       (432,552)
      Other, net .............................         29,117         205,260             94,874         380,828
                                                 ------------    ------------       ------------    ------------
                                                       22,748         113,905             72,829      14,387,425
                                                 ------------    ------------       ------------    ------------
Income (Loss) before Provision for
             Income Taxes ....................   ($   738,551)   ($   187,676)      ($ 1,092,847)   $ 10,062,162
Provision for Income Taxes ...................              0               0                  0         300,000
                                                 ------------    ------------       ------------    ------------
Net Income (Loss) ............................   ($   738,551)   ($   187,676)      ($ 1,092,847)   $  9,762,162
                                                 ============    ============       ============    ============
Earnings per Share:
      Basic:
            Net Income (Loss) per share
                  of common stock ............         ($0.13)         ($0.03)            ($0.19)          $1.82
            Weighted average number of
                  shares of common outstanding      5,717,672       5,702,865          5,717,672       5,368,829
                                                 ============    ============       ============    ============
      Diluted:
             Net Income (Loss) per share
                 of common stock.... .........         ($0.13)         ($0.03)            ($0.19)          $1.42
             Weighted average number of
                 shares of common outstanding       5,717,672       5,702,865          5,717,672       6,882,674
                                                 ============    ============       ============    ============

         The accompanying notes are an integral part of this statement.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended September 30,
                                                                                                2001             2000
                                                                                                ----             ----
Cash Flows from Operating Activities:

            Net Loss ....................................................................   $ (1,092,847)  $   9,762,162
                                                                                            ------------   -------------
            Adjustments to reconcile net loss to net cash used in
                        operating activities:
                        Depreciation and amortization ...................................              0         856,620
                        Provision for bad debts .........................................       (875,606)        290,233
                        Gain on Sale of Business ........................................              0     (14,439,149)
                        Increase (Decrease) in cash from changes in:
                                    Accounts receivable .................................        875,606        (729,921)
                                    Inventory ...........................................              0         (21,854)
                                    Prepaid expenses and other current assets ...........       (316,006)     (4,374,659)
                                    Other assets ........................................      1,380,692      (1,335,179)
                                    Accounts payable and accrued expenses ...............        226,356        (636,105)
                                    Due to distributors .................................              0         (15,166)
                                    Income Tax Payable ..................................         90,000         300,000
                                    Accrued restructuring liabilities ...................       (121,022)       (167,802)
                                    Other liabilities ...................................         (9,256)       (611,676)
                                                                                            ------------    ------------
             Net cash used in operating activities ......................................        157,918     (11,122,496)
                                                                                            ------------    ------------

Cash Flows from Investing Activities:
            Purchase of property and equipment ..........................................              0          (1,925)
            Proceeds from Sale of Business (net $849,800 of sales
                        commissions and accrued estimate working
                        capital adjustment due purchaser of $462,013) ...................              0      24,527,587
                                                                                            ------------    ------------

            Net cash used in investing activities .......................................              0      24,525,662
                                                                                            ------------    ------------

Cash Flows from Financing Activities:
            Proceeds from (payments of) bank loan payable, net ..........................              0      (1,326,032)
            Proceeds (payments) of current portion of
                        Subordinated debt ...............................................              0      (5,593,332)
            Proceeds from issuance of preferred stock C .................................              0       1,672,500
            Proceeds from issuance of common stock ......................................              0          10,058
            Proceeds from issuance of preferred stock D .................................              0       2,000,000
            Redemption of preferred stock C .............................................              0      (7,609,890)
            Payment of preferred stock dividends ........................................              0        (475,962)
            Payment of stock issuance costs .............................................              0        (425,636)
                                                                                            ------------    ------------
            Net cash provided by (used in) financing activities .........................              0     (11,748,294)
                                                                                            ------------    ------------

Increase (Decrease) in cash .............................................................        157,918       1,654,872
Cash, Beginning of Period ...............................................................        741,597         600,762
                                                                                            ------------    ------------
Cash, End of Period.....................................................................    $    899,514    $  2,255,634
                                                                                            ============    ============

Supplemental Disclosure of Cash Flow Information:
            Cash paid during the period for:
                        Interest ........................................................   $     22,045    $    587,391
                                                                                            ============    ============

Supplemental Disclosure of Non-Cash
       Investing and Financing Activities:

            On June 1, 2000 the Company sold substantially all of its assets and business to BF USB, Inc. for which the Company received  $25,290,613 in cash and BF USB, Inc. assumed $2,856,653 of certain  liabilities.
            A portion of the cash proceeds were  deposited in an escrow  account and, as of September  30, 2001,  $1,454,533  (including  $120,533 of interest earned) was reflected as due from escrow agent. The Company recognized  a gain on the  sale of  assets  of  $14,439,149,  net of commissions of $849,400.

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

2.          Net Income (Loss) Per Share

            For the three months ended  September  30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000, basic net income (loss) per share and diluted net income (loss) per share have been calculated  using the weighted average  number of shares of common  stock,  $.01 par value of the Company  (the
"Common Stock"),  outstanding  during each period. All options and warrants were omitted from the  computation of diluted net income (loss) per share because the options and warrants are antidilutive when net losses are reported.

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

Item 2.     Management's  Discussion  and  Analysis of Financial  Condition  and
            Results of Operations

General

            On  April 5,  2000,  the  Company  entered  into an  Asset  Purchase
Agreement (the "APA") with BF USB, Inc. ("BF USB"), a Delaware  corporation  and indirect  subsidiary of Parmalat  Canada Ltd. BF USB was affiliated with certain of the  Company's  suppliers  and customers and has acquired a business from and entered into a consulting  agreement with the Company's Chairman of the Board of
Directors.  On June 1, 2000, the Company  consummated the sale of  substantially all of its assets and  businesses to BF USB for cash. As a result of the sale of substantially  all of its assets,  the Company had no tangible assets other than cash and had no operations since June 1, 2000 through September 30, 2001.

            On September 18, 2001, the Company  entered into a Merger  Agreement with  HealthyConnect.com,  Inc., a privately held company incorporated under the laws of the State of Delaware, pursuant to which HealthyConnect.com,  Inc. would merge with and into a wholly owned subsidiary of the Company in exchange for the issuance of 4,500,000 shares of Common Stock of the Company. The acquisition was completed  on October 9, 2001.  The  financial  statements  do not  include  any adjustments  to reflect the possible  future effects on the  recoverability  and classification of assets or the amounts and  classifications of liabilities that may result in the event the Company's  plans are not  successful.  Further,  the results of operations  for the three months and nine months ended  September 30,
2001 may not be  indicative  of the  results  for the full  year or  necessarily
comparable   to   prior   quarters   as  a   result   of  the   acquisition   of
HealthyConnect.com, Inc. by the Company subsequent to the end of the quarter.

Results of Operations

NET SALES.  Net sales  remained at zero for the three  months ended for the same periods and decreased 100% to zero for the nine months ended  September 30, 2001 as compared to zero and approximately $10.5 million in 2000,  respectively.  The decrease in the nine months ended comparison is due to the sale of substantially all the assets of the business on June 1, 2000.

GROSS PROFIT.  Gross profit  remained at zero for the three months ended for the same periods and decreased 100% to zero for the nine months ended  September 30,
2001 as compared to zero and approximately  $2.8 million in 2000,  respectively.
The  decrease  in the  nine  months  ended  comparison  is due  to the  sale  of substantially all the assets of the business, as noted above.

SELLING,   GENERAL  AND  ADMINISTRATIVE   EXPENSES.  The  selling,  general  and
administrative  expenses  increased 167% to  approximately  $0.8 million for the three months ended  September  30, 2001 as compared to $0.3 million for the same period  in 2000.  This was  primarily  due to  increased  legal  expense  due to litigation.  The selling,  general and administrative  expenses decreased 84% to approximately  $1.2  million for the nine  months  ended  September  30, 2001 as compared to $7.1 million for the same period in 2000. The decrease was primarily due to the sale of substantially all the assets of the business, as noted above.

OTHER  INCOME  (EXPENSE).  Other income  decreased  80% to $22,748 for the three months ended  September 30, 2001, as compared to $113,905 for the same period in
2000. The decrease was due to less funds in the investment account. Other income decreased  99.5% to $72,829 for the nine months ended  September  30,  2001,  as compared  to $14.4  million  for the same  period  in 2000.  The  decreases  are primarily due to the one-time effect to net income of the consideration received from sale of substantially all the assets of the Company on June 1, 2000.

PROVISION  FOR INCOME TAX. The Company had no  provision  for income tax for the three months  ended  September  30, 2001 and 2000  because of the net  operating losses for such periods.  The provision for income tax for the nine months ended
September  30, 2001 was zero  compared  to  $300,000  in the nine  months  ended
September 30, 2000 because of net operating income for such periods attributable to the gain on the sale of substantially  all of the assets of the Company.  The variation of the  Company's  effective  tax rate from the federal  statutory tax rate is principally due to the non-deductible amortization of intangible assets.

NET INCOME.  Net loss was $0.7 million for the three months ended  September 30,
2001 as  compared to a loss of $0.2  million  for the same  period in 2000.  The increase is primarily due to the increase in legal expenses, as noted above. Net loss was $1.1 million for the nine months ended  September  30, 2001 as compared to a gain of $9.9  million  for the  same  period  in  2000.  The  decrease  are primarily as a result of sale of substantially all the assets of the Company, as noted above.

Liquidity and Capital Resources

            As part of the purchase price for substantially all of the assets of the Company, an escrow account of approximately $5.34 million was established to cover any  indemnification  claims that may arise within eighteen months of June
1, 2000, the closing date of the sale of substantially  all of the assets of the
Company.  Amounts  released  from  escrow  will  be  reduced  by the  amount  of indemnification  claims,  if any, paid or filed by BF USB.  Funds  released from escrow  will be used to repay debt and other  liabilities  not  assumed  and pay ongoing operating expenses.

            Pursuant  to the  terms  of the  escrow  agreement,  one half of the escrow  amount,  approximately  $2.7 million,  was released on December 1, 2000,
which  was  reduced  by   approximately   $550,000  for  final  working  capital
adjustments  and  approximately  $84,000  related  to a claim made by BF USB for reimbursement of certain  packaging  liabilities that BF USB claimed it had paid on behalf of the Company. The Company timely objected to this claim and received such amount on September 10, 2001, as noted below.

            Pursuant to the terms of the escrow  agreement,  approximately  $1.4 million  was  released  from  escrow on  September  10,  2001.  This  represents one-fourth  of the total  escrow  amount,  which  portion  was  scheduled  to be released  after June 1, 2001,  plus the $84,000 claim  previously  withheld less approximately $445,000 which was for legal fees and settlements.

            If the Company does not receive all of the  remaining  amount in the escrow account of approximately $1.3 million, the Company believes that its cash and cash  equivalents  will be sufficient to satisfy its operating  expenses for approximately nine months. The Company anticipates that sufficient sales revenue will be  generated  by that time to be cash flow  positive.  If the  Company  is unable to generate positive cash flow, the Company's  business may be materially adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            As of September 30, 2001, the Company had no outstanding  derivative financial instruments.  All of the Company's transactions occur in U.S. dollars.
Therefore,  the Company is not subject to significant  foreign currency exchange risk.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            On August 29,  2001,  the Circuit  Court of Cook  County,  Illinois,
dismissed  with  prejudice the claims  asserted by Pate's Bakery LLC against the
Company that it wrongfully  terminated the  manufacturing  agreement between the parties.  The remaining  claims of Pate's  Bakery,  LLC were  dismissed  without prejudice.  Pate's Bakery LLC has until November 29, 2001 to amend its complaint against the Company to reassert any claims that were dismissed without prejudice by the Court.

Item 2. Changes in Securities and Use of Proceeds

            The  following  unregistered  securities  were issued by the Company during the three months ended September 30, 2001:

                        Description of                Number of Shares              Exercise Price
Date of Issuance      Securities Issued         Issued or Subject to Options            per Share

8/29/01               Common Stock Options                400,000                        $0.74

All of the above options were granted to directors of the Company. These options are immediately exercisable and have a life of ten years.

The  issuance  of these  securities  is claimed to be exempt  from  registration pursuant  to  Section  4(2)  of the  Securities  Act of  1933,  as  amended,  as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

Exhibit No.           Exhibit

2.1                   Agreement and Plan of Merger dated September 18, 2001*
2.2                   Amendment No. 1 dated  September 26, 2001 to the Agreement and Plan of Merger*

(b)         Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

------------------------

*    Incorporated by reference to the Company's Current Report on Form 8-K dated
     October 1, 2001.

                                   Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       NEXT GENERATION TECHNOLOGY
                                       HOLDINGS, INC.
                                            (Registrant)

November 19, 2001                            /s/ Donald C. Schmitt
-------------------------------              -----------------------------------
Date
                                             Donald C. Schmitt
                                             Chairman of the Board of Directors,
                                             Chief Financial Officer

                                       10