Form 10-K
period 2001-12-31
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2002-04-15
CIK 1059976

\



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2001.

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from _____________to______________

Commission File No.    000-24941

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                         06-1255882
      --------                                         ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

33 City Centre Drive, Suite 364
Mississauga, Ontario Canada                                      L5B 2N5
---------------------------                                      -------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:  (905) 306-9671

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------          ------------------------------------------
Not Applicable                               None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No __ ----

          The issuer's net sales for the most recent fiscal year were $94,311.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 15, 2002 of $0.41 per share, was approximately $3,611,802.

           As of March 27, 2002 there were 11,909,002 shares of Common Stock, par value $.01 per share, issued and outstanding.

                                TABLE OF CONTENTS



ITEM                                                                       PAGE
----                                                                       ----


                                     PART I

1   Business..................................................................4
2   Properties................................................................7
3   Legal Proceedings.........................................................7
4   Submission of Matters to a Vote of Security Holders.......................7

                                     PART II

5   Market for the Registrant's Common Equity and Related
              Stockholder Matters.............................................8
6   Selected Financial Data...................................................9
7   Management's Discussion and Analysis of Financial Condition
              And Results of Operations......................................10
7A  Quantitative and Qualitative Disclosures About Market Risk...............17
8   Financial Statements and Supplementary Data..............................17
9   Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosures...........................17

                                    PART III

10  Directors and Executive Officers of the Registrant.......................18
11  Executive Compensation...................................................21
12  Security Ownership of Certain Beneficial Owners and Management...........22
13  Certain Relationships and Related Transactions...........................25


                                     PART IV

14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........26
15  Signatures...............................................................26

                                     PART I

ITEM 1.    BUSINESS

GENERAL

           Next Generation Technology Holdings, Inc. (f/k/a Delicious Brands, Inc., the Company), was incorporated in the State of Delaware in 1989 under the name R.W. Frookie Co. Inc. The Company's name was changed to Delicious Brands, Inc. in 1997 and to Next Generation Technology Holdings, Inc. on June 1, 2000. Prior to June 1, 2000, the Company developed, marketed and sold cookies, crackers and related food products under the Delicious(R), Salerno(R), Mama's(R), and Frookie(R)labels. These products are sold primarily in the United States to independent direct-store delivery distributors for resale to supermarkets and other retail outlets, through large wholesalers to natural food stores and also directly to supermarkets and other retail outlets.

           On April 5, 2000, the Company entered into an Asset Purchase Agreement (the "APA" ) with BF USB, Inc. (BF USB), a Delaware corporation and indirect subsidiary of Parmalat, Canada Ltd. BF USB was affiliated with certain of the Company's suppliers and customers and previously acquired a business from and entered into a consulting agreement with the Company's Chairman of the Board of Directors, through September 2000. On June 1, 2000, the Company consummated the sale of substantially all of its assets and businesses to BF USB for cash. As a result of the sale of substantially all of its assets, the Company then had no tangible assets other than cash and had no operations since June 1, 2000.

           The aggregate purchase price for the sale of substantially all the assets of the Company was $26,680,000. The aggregate purchase price was later reduced by a net working capital adjustment of $1,389,000. The net proceeds of $25,291,000 were paid as follows:

          Deposited into an escrow account                         $  5,336,000
          Non-assumed bank debt, other debt and liabilities
                      of the Company paid directly by BF USB         11,524,000
          Wire transfer to the Company's bank account                 8,979,000
          Final working capital adjustment held out of the first
                      escrow account release (as noted below)          -548,000
                                                                    ------------
                                                                   $ 25,291,000

           The escrow account deposit of $5,336,000 was established to cover any indemnification claims that arise within eighteen months of the closing of the sales transaction. Pursuant to the terms of the escrow agreement, one half of the escrow amount, $2,668,000, was released on December 1, 2000. The $2,668,000 released December 1, 2000 was reduced by the $548,000 final related capital adjustment noted above, as well as approximately $84,000 relate to a claim made by BF USB for reimbursement of certain packaging liabilities that BF USB claims it has paid on behalf of the Company. The Company timely objected to this claim, which was settled and added back to the final distribution of the escrow amount. On September 6, the Company received $963,685 from the escrow fund, which included a deduction of $445,000 to settle certain distributor claims and related legal expenses and a repayment of $74,685 for the packaging claim of $84,000 deducted from the December 1, 2000 payment from the escrow fund. On December 1, 2001 the Company received $1,470,571 from the escrow fund which represented the scheduled amount to be released of $1,334,000, plus all interest earned, $136,571, on the escrow fund from June 1, 2000 through December 1, 2001. The funds released from escrow are being used to repay debt and other liabilities not assumed and pay ongoing operating expenses.


ACQUISITION OF HEALTHYCONNECT, INC.

           On October 9, 2001, the Company purchased all of the outstanding common shares of HealthyConnect, Inc. ("HealthyConnect"), in exchange for the issuance of 4,500,000 shares of the Company's common stock valued at $0.59 per share. Upon the completion of the Company's acquisition of HealthyConnect, the Company's sole business is that of Healthy Connect and the Company is now a web management information technology company with proprietary software and web architecture engineering capabilities. The Company's software products include WEBBUILD, a web enabling hospital-based software, WEBCLINIC, a physician management and consumer health management software and WEBLEARN, a multi-language platform offering a learning experience closely emulating a classroom setting with the healthcare organization. The Company's principal executive offices are now located at 33 City Centre Drive, Suite 364, Mississauga, Ontario, and its telephone number is (905) 306-9671.

The Business

OVERVIEW

The Company, with offices in Boston, Massachusetts and Toronto, Ontario, is a web management information technology company with proprietary software and web architecture engineering capabilities. The Company's engineers and healthcare business managers, in collaboration with the Company client's IT staff, jointly architect a web infrastructure that will re-engineer various hospital processes, including regulatory compliance for Medicare funding, disparate hospital MIS applications and external communications management. As a result of the Company's acquisition of HealthyConnect, HealthyConnect is deemed to be the predecessor company.

HISTORY OF THE DEVELOPMENT OF THE COMPANY'S BUSINESS

HealthyConnect, Inc., the Company's wholly owned subsidiary, incorporated on November 5, 1999 in the state of Delaware, is a Web application company specializing in the development of browser-based Knowledge Management tools for the healthcare sector. Its philosophy is to provide end-to-end solutions to the healthcare industry by delivering and maintaining operating efficiencies in the delivery of knowledge and data solutions.

HealthyConnect initially engaged the services of TekInsight.com, a premier software development firm located in New York, New York, to develop two secure browser based products, namely PROFESSIONAL HEALTH MONITOR and CLINIC@HOME, which the Company subsequently packaged as WEBCLINIC.

During the second quarter of 2000, HealthyConnect identified another web-based software tool, known as WEBKIT (now renamed WEBBUILD), which, combined with its existing products, provided a true horizontal integration of content, connectivity and commerce within the healthcare sector, linking patients and consumers with their doctors, other healthcare providers and hospitals. In June 2000, HealthyConnect purchased all of the outstanding shares of the owners of WEBBUILD, namely Harmonie Group, Inc., a company based out of Boston, Massachusetts. Harmonie Group, Inc. was formed in 1996 by a group of faculty members from the Decision Systems Group, a medical informatics research and development laboratory at Brigham & Women's Hospital, a teaching affiliate of Harvard Medical School.

PRODUCTS

HealthyConnect's suite of products include: (1) WEBBUILD, a browser based content and document management solution that allows hospitals to dramatically improve the functionality and content of Intranet and Internet websites, at significantly reduced costs. WEBBUILD'S elegant architecture meets the needs of large health care institutions with multiple departments and stakeholders, and scales easily for smaller health care facilities or for use in a multi-site facility spread across a large geographic area; (2) WEBLEARN, a multi-language platform offering a learning experience closely emulating a classroom setting with the healthcare organization. The software permits a user to design, learn, tutor, manage and deliver training; and (3) WEBCLINIC, a secure, private network, web-based application that empowers patients to take control and manage their health in partnership with physicians by providing seamless, real-time access to reliable, evidence-based healthcare information and services.

HealthyConnect has been providing knowledge management solutions to the healthcare industry for many years. HealthyConnect has significant experience implementing content and document management solutions for large multi-site healthcare organizations in North America. Leading United States hospitals, including Newton-Wellesley Hospital of the Harvard Partners Medical Group have built their web infrastructure using HealthyConnect, Inc's WEBBUILD. HealthyConnect has also been selected by NEC Corporation of Japan (NASDAQ:NIPNY)(FTSE:6701q.1)(TYSE:6701) for private labeling of our content and document management solution and Japanese-wide sales and distribution to the NEC Healthcare network of hospitals.

HEALTHYCONNECT'S E-HEALTH STRATEGY

The competitive landscape requires hospital executives to revisit their communication strategies. To remain competitive and successful in today's healthcare industry, we believe that local healthcare organizations must incorporate communication tools and strategies that enjoin the healthcare enterprise staff, community physicians and healthcare consumers. In our view, the impact of implementing web enhanced communication systems will permeate the entire organization and redefine ways in which patient experience is delivered.

Healthcare organizations are recognizing the need for building good intranets which dramatically improves the operational inefficiencies within the organization. Our experience has shown that an intranet powered by WEBBUILD produces an increased knowledge of results, employee satisfaction and quality performance, thereby decreasing productivity losses and improving the delivery and quality of care. The return on investment is quickly achieved upon its implementation.

Since the consummation of the merger on October 9th, 2001, we have been aggressively rolling out our sales and marketing strategy. Inside and outside sales representatives have been added and during the last four months, we have been generating an average of 30 leads and opportunities per month. We believe that we have a proven market need and product acceptance in three major geographic markets, namely the United States, Canada and Japan. Our strategy is to build rapid brand awareness and market penetration through a combination of organizational sales force and strategic distribution partners.

For the balance of year 2002, our focus will be to expand our client footprints in the United States, Canada and Japan by partnering with client hospitals and healthcare systems to build web-based knowledge management tools that create competitive advantage. We have made a significant number of advancements since the merger on October 9th, 2001 and we are confident that, with our proprietary suite of products and our vast experience in the healthcare industry, we will capture a significant market share of the e-health business in the very short term.

COMPETITION

The market for our products and services is highly competitive. We believe that we will continue to create and offer innovative products and professional services for the healthcare industry and that we will continue to attract clients in need of our products and services. However, there is no assurance that our competitors will not introduce comparable products and services at similar or more attractive prices in the future. Increased competition could have an adverse affect on our business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

           During the fiscal years ended December 31, 2001 and December 31, 2000, the Company incurred expenses on research and development of $15,000 and $135,747, respectively..

EMPLOYEES

           As of March 15, 2002, the Company had 17 full time employees. Of the Company's seventeen full time employees two are involved in management, seven are in sales, seven are in technical support and one is an administrative employee. The Company's employees are not represented by a union or a collective bargaining agreement and the Company believes that its relations with its employees are good.

ITEM 2.    PROPERTIES

           The Company's principal executive offices are located in Mississauga, Ontario Canada, where the Company leases 2,346 square feet of office space at a monthly rate of $3,200. This lease expires on January 14th, 2004. The Company also maintains an office in Boston, Massachusetts, where it leases 3,000 square feet of office space at a monthly rate of $7,500. This lease expires on February 14th, 2006. The Company believes that its current facilities are adequate for use in its business for the foreseeable future.

ITEM 3      LEGAL PROCEEDINGS

           On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC, ("Pate") filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amendment Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act. Pate requests damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 7, 2001 Pate's filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate's also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended Complaint. The Company opposed the motion, and on March 12, 2002 the Court denied Pate's motion. The Company intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of Pate's products and filed a motion to dismiss the asserted claims. As of December 31, 2001 and 2000, respectively, the Company has recorded a liability of $600,000 in addition to the normal trade payable of $100,317 and accounts receivable of $195, 251 due from Pate, representing management's best estimate of the cost to settle this claim.

           Other than the above, the Company is not involved in any other material legal proceedings.


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

           There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET INFORMATION

           The Company's Common Stock is quoted on the NASD's OTC Bulletin Board under the symbol NGTH. Prior to February 2, 2000, the Company's Common Stock was listed on the NASDAQ SmallCap Market (NASDAQ) under the ticker symbol DBSI.

           The following table sets forth, for the periods indicated, the high and low bid quotations for the shares of Common Stock, as reported by the OTC Bulletin Board from February 1, 2000 to March 26, 2002 and NASDAQ for January 1, 2000 to February 2, 2000. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                              BID PRICES
                                                          HIGH         LOW
                                                          ----         ---
                  FISCAL YEAR 2002
                  ----------------
            First Quarter (through March 26, 2002)        0.55          0.41

                  FISCAL YEAR 2001
                  ----------------
            First Quarter                                 1.00          0.75
            Second Quarter                                0.92          0.75
            Third Quarter                                 0.89          0.65
            Fourth Quarter                                0.42          0.42

                  FISCAL YEAR 2000
                  ----------------
            First Quarter                               1.0625        0.5313
            Second Quarter                              1.2813        0.6250
            Third Quarter                               1.2813        0.2813
            Fourth Quarter                              0.3125        0.1875

HOLDERS

           As of March 15, 2002, there were 160 holders of record of the Company's Common Stock.

DIVIDENDS

           The Company did not declare dividends on its shares of Common Stock in the years ended December 31, 2001 and December 31, 2000. If the Company does not distribute its cash and invests in future operations, it intends to retain any future earnings and reinvest it in its future operations. Future cash dividends on the shares of Common Stock will depend on the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM
REGISTERED SECURITIES

           On June 1, 2000, the Company issued Donald Schmitt, its Chairman of the Board, 25,000 shares of Common Stock with a market value of $15,625 for services rendered during the year. The Company relied on the exemption for registration contained in Section 4(2) of the Securities Act of 1933, as amended, in issuing the 25,000 shares of Common Stock.

           On October 9, 2001, in connection with the purchase of HealthyConnect, the Company issued 4,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of HealthyConnect. Each share of the Company's common stock was valued at $0.59. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.


ITEM 6.                   SELECTED FINANCIAL DATA

           The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.





                                       Year ended December 31,
                                  (in thousands, except per share information)

                                       1997            1998 (1)            1999 (4)     2000 (2)(4)        2001 (3)
                                 --------------   ---------------   ---------------   ---------------   ---------------

Net Sales                        $     30,665       $    53,030       $    41,086      $   10,508        $       94

Net Income (Loss)                $     (3,398)      $    (5,308)      $    (7,635)     $    9,727        $   (1,638)

Net Income (Loss) Per Share:
              Basic              $      (1.16)      $     (1.57)      $     (2.08)     $     0.86        $    (0.26)
              Diluted            $      (1.16)      $     (1.57)      $     (2.08)     $     0.78        $    (0.26)

Total Assets                     $      6,487       $    17,828       $    14,234      $    3,907        $    5,526

Long-term Debt                   $      1,960       $         0       $         0      $        0        $        0


----------
(excluding current portion)

(1) In April 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Salerno Foods, L.L.C.

(2) In June 2000, the Company sold substantially all of its baked food products business and certain of its liabilities to BF USB. From June 1, 2000 to October 2001 the Company had no operations and minimal standby costs.

(3) In October 2001, the Company acquired all the assets and assumed all the liabilities of HealthyConnect, Inc. by purchasing all the outstanding stock in exchange for 4,500,000 Common shares of Next Generation Technology Holdings, Inc. Therefore, all of the Company's business operations from October 2001 to December 31, 2001 relate to the business of HealthyConnect.

(4) Earnings per share has been restated for each of the two years in the period ended December 31, 2000 to reflect the beneficial conversion features associated with the issuance of certain Preferred Stock, as explained in Note 2 to the consolidated financial statements.

Below is selected financial data for HealthyConnect for the years ended December 31, 2000 and 1999, and for the period ended October 8, 2001.


                                                 (in thousands, exept per share information)
                                          1999                          2000                     2001
                                     -----------------         ---------------------       ------------------

Net Sales                           $             -0-         $                 521        $             524

Net Income (Loss)                   $             -0-         $              (1,836)       $          (2,262)

Net Income (Loss) Per Share:
              Basic                 $              --         $               (.098)       $           (.054)
              Diluted               $              --         $               (.098)       $           (.054)

Total Assets                        $              12         $               1,690        $             986

Long-term Debt                      $             -0-         $                 -0-        $              -0-



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company's significant contracts, the Company's inability to maintain working capital requirements to fund future operations or the Company's inability to attract and retain highly qualified management, technical and sales personnel.

Set forth below is a discussion of the financial condition and results of operations for the years ended December 31, 2001, 2000, and 1999. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the information set forth in Selected Financial Data and financial statements and the related notes thereto appearing elsewhere in this annual report.



                             Year ended December 31,
                  (in thousands, except per share information)


                                     1999                      2000                        2001
                               ---------------------   ---------------------         -------------------

Net Sales                     $              -0-         $            522         $               618
Cost of Sales                                -0-                      229                         272
                                                                      ---                         ---
Gross profit                                 -0-                      293                         346

Selling, general and
 administrative expenses                     -0-                    1,261                       4,422
Loss from Operations                         -0-                      968                       4,076
Other income (loss)                          -0-                    (868)                         176


Net Income (Loss)             $              -0-         $        (1,836)         $           (3,900)





RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY - SALE AND ACQUISITION OF ASSETS

           On October 9, 2001, the Company purchased all of the outstanding common shares of HealthyConnect.Com, Inc. (HealthyConnect), a provider of hospital based web enabled patient information management software, in exchange for the issuance of 4,500,000 common shares of the Company, valued at $0.59 per common share. The acquisition has been accounted for as a purchase. The results of operations of HealthyConnect have been included in the Consolidated Statement of Operations from the date of acquisition.

           On June 1, 2000, the Company sold substantially all of its assets and certain liabilities to BF USB. Accordingly, the Company's results of operations for the twelve months ended December 31, 2000 only have sales for the first five months of the year ended December 31, 2000 whereas the comparable twelve months ended for the prior year include a full twelve months of activity.

           The comparison below reflects the financial statements of HealthyConnect for the periods ended December 31, 1999 and December 31, 2000. For the year ended December 31, 2001, the results include a full year of Next Generation Technology Holdings, Inc. combined with the HealthyConnect operations from the date of acquisition of October 9, 2001 through December 31, 2001, as well as the HealthyConnect operations from January 1, 2001 through October 8, 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

NET SALES

           Net sales increased 19% to $618,000 for the year ended December 31, 2001 from $522,000 for the year ended December 31, 2000. The increase is primarily due to additional software system placements.

GROSS PROFIT

           Gross profit increased 18% to $346,000 for the year ended December 31, 2001 from $293,000 for the year ended December 31, 2000. The increase is a direct result of the Company's increase in net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses increased 250% to $4,422,000 for the year ended December 31, 2001 from $1,261,000 for the year ended December 31, 2000. The increase is attributable to: (i) full year operating expenses of Next Generation of approximately $1,050,000, (ii) costs to implement the planned growth of HealthyConnect through the hiring of additional personnel and associated operating costs of approximately $1,600,000, and (iii) full year amortization of software costs of approximately $500,000.

OTHER INCOME  (EXPENSE)

           Other income for the year ended December 31, 2001 was $176,000 as compared to other expense of $868,000 for the year ended December 31, 2000. The increase is due primarily to non-repetitive financing costs that occurred in 2000.


NET INCOME (LOSS)

           The Company incurred a net loss of $3,900,000 for the year ended December 31, 2001 as compared to net loss of $1,836,000 for the year ended December 31, 2000. This is primarily a result of full year costs of Next Generation Technology Holdings combined with selling, general and administrative expenses of HealthyConnect, offset by non-recurring financing costs during 2000 for HealthyConnect.


YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

For the year ended December 31, 1999, HealthyConnect had no sales or other operations other than organizational costs, therefore a comparison of the results of operations for the year ended December 31, 2000 as compared to December 31, 1999 is not meaningful.

NET SALES

           Net sales for the year ended December 31, 2000 were $522,000.

GROSS PROFIT

           Gross profit for the year ended December 31, 2000 was $293,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Selling, general and administrative expenses for the year ended December 31, 2000 was $1,261,000.

OTHER INCOME (EXPENSE)

           Other (expense) for the year ended December 31, 2000 was $868,000, which represented financing costs.

NET INCOME (LOSS)

           Net (loss) for the year ended December 31, 2000 was $1,836,000.

DIVIDENDS

The Company did not declare dividends on its shares of Common Stock in the years ended December 31, 2001, 2000 and 1999.

The Company paid dividends on Preferred Stock of $0, $634,328 and $73,334 in the years ended December 31, 2001, 2000 and 1999, respectively. For purposes of calculating earnings per share, such dividends paid as well as deemed dividends arising from the beneficial conversion features associated with the issuance of its Series B, Series C and Series D Preferred Stock are reflected as a reduction of net income available to common stockholders, as described in Notes 2 and 7 to the financial statements.

CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, management cautions that future events rarely develop as forecast, and that best estimates may routinely require adjustment.

Goodwill of $3.2 million acquired in the acquisition of HealthyConnect has not been amortized as at December 31, 2001. Effective January 1, 2002, such goodwill must be tested for impairment at least annually and written down whenever fair value is less than carrying value. Thus, temporary declines in the value of goodwill may have an immediate and material impact on earnings. Assessment of impairment will require a rigorous, detailed and disciplined approach, involving the development of methodologies, assumptions and models to estimate fair value that are consistent with the way the company operates its business. It may also be necessary to engage third party valuation experts to assist in the estimation of fair value.

Purchased software having technological feasibility is capitalized initially and then amortized on a straight-line basis over its estimated useful life. On an annual basis, management reviews the unamortized costs of software for impairment and the appropriateness of useful life estimates.

Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is also required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Estimating probable losses requires development of multiple forecasts that often depend on the judgments about potential actions by third parties. In the opinion of management, loss contingencies have been adequately addressed, as discussed in Note 12 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

           As of December 31, 2002, the Company had a working capital deficit of $653,273. In recent periods, the Company has utilized its working capital, proceeds from both private placements and the Company's initial public offering (the Initial Public Offering) of common stock, $.01 par value per share (Common Stock) and proceeds from the sale of its assets to BF USB to cover operating deficits. Because of the Company's sale of assets and related non-compete requirements, it does not intend to invest in plant or equipment relating to the manufacture or distribution of products for sale. Consequently, additions to property and equipment are not expected to be material in the future.

           On April 12, 1999, the Company consummated a private placement of 35,000 shares of Series B Preferred Stock and a warrant to purchase 700,000 shares of Common Stock for gross proceeds of $1.75 million. The net proceeds from this transaction of $1.5 million were applied by the company to primarily reduce outstanding trade payables balances. Each share of Series B Preferred Stock is currently convertible into approximately seven shares of Common Stock, subject to certain anti-dilution provisions. The warrant to purchase 700,000 shares of Common Stock had an initial exercise price of $0.01 per share (exercised on April 7, 2000 for 1,005,780 shares as adjusted for the antidilution provisions), subject to certain anti-dilution provisions for a term of ten years from the date of its issuance. The warrant was exercised on April 7, 2000. For accounting purposes, the beneficial conversion feature and fair value of the warrant has been reflected as a deemed dividend in 1999 in the amount of $1,750,000 for purposes of computing earnings per share.


           On August 18, 1999, the company issued promissory notes in the aggregate principal amount of $360,000 (the Notes). Interest on the Notes accrues at a rate of 10% per annum. A Note in the principal amount of $250,000 was converted at the holder's request to an 8% Note (as defined below) on August 30, 1999. The remaining Note in the principal amount of $110,000 along with all accrued interest on the Note was paid September 3, 1999.

           On August 27, 1999, 9% promissory notes in aggregate principal amount of approximately $393,000 matured. The Company did not repay the principal amount and accrued interest until funds became available from the sale of the business on June 1, 2000.

           On August 30, 1999, the Company issued 8% non-negotiable unsecured convertible promissory notes in the principal amount of $5.25 million (the 8% Notes). The 8% Notes and accrued interest thereon were due and payable one year from issuance of the 8% Notes. The 8% Notes were convertible, at the option of the 8% Note holders, into shares of the Company's Common Stock at the rate of one share for each $5.00 of outstanding principal amount. The 8% Notes including all accrued interest thereon were repaid on September 6, 2000.

           On December 23, 1999, the Company consummated an initial closing of a private placement to which it issued an aggregate of 170,038 shares of 12% Cumulative Series C Preferred Stock for gross proceeds of $3.4 million. The net proceeds from this transaction of $2.96 million were applied by the Company to increase cash balances and reduce trade payables balances.

           On January 7, 2000, the Company consummated a second closing of a private placement to which it issued an aggregate of 83,625 shares of 12% Cumulative Series C Preferred Stock for an aggregate price of $1.7 million. The net proceeds of $1.5 million were applied by the Company to increase cash balances and reduce outstanding trade payables balances. On June 1, 2000, the Company redeemed all Series C Preferred Stock, with a total liquidation valuation of $7.6 million. For accounting purposes, the excess of the redemption price over the original net proceeds received on issuance has been reflected as a deemed dividend in 2000 in the amount of $3,150,158 for all Series C Preferred Stock for purposes of computing earnings per share.

           On April 6, 2000, the Company consummated the closing of a private placement to which it issued an aggregate 100,000 shares of 12% Cumulative Series D Preferred Stock for gross proceeds of $2.0 million. The net proceeds from this transaction of $1.7 million were used as follows: (1) $500,000 was deposited into a special escrow reserve account related to the pending asset sale of the Company, and (2) $1.2 million to increase cash balances, pay down the bank loan and reduce outstanding trade payables balances. The $500,000 special escrow reserve was returned to the Company on June 1, 2000, in conjunction with the close of the asset sale of the Company. On December 1, 2000, the Company redeemed all Series D Preferred Stock, with a total liquidation value of $3.0 million. For accounting purposes, the excess of the redemption price over the original net proceeds received on issuance has been reflected as a deemed dividend in 2000 in the amount of $1,219,854 for purposes of computing earnings per share.

           Proceeds from the sales transaction and remaining escrow deposit refunds have been used to liquidate certain classes of preferred stock, repay debt and other liabilities not assumed and pay ongoing operating expenses. One half of such escrow amount $2.7 million was released December 1, 2000. The $2.7 million released December 1, 2000 was reduced by the $548,000 final working capital adjustment noted above, as well as approximately $84,000 related to a claim made by BF USB for reimbursement of certain packaging liabilities that BF USB claim it has paid on behalf of the Company. On September 6, the Company received $963,685 from the escrow fund which included a deduction of $445,000 to settle certain distributor claims and related legal expenses and a repayment of $74,685 for the packaging claim of $84,000 deducted from the December 1, 2000 payment from the escrow fund. On December 1, 2001 the Company received $1,470,571 from the escrow fund which represented the scheduled amount to be released of $1,334,000, plus all interest earned, $136,571, on the escrow fund from June 1,2000 through December 1, 2001.

           The Company's cash balance at December 31, 2001 was $1,435,030. The Company feels this cash is sufficient to assure the continued operations and payment of all invoices due until the new business, HealthyConnect, Inc., which was acquired on October 9, 2001 is profitable and generating internal cash flow to meet all its needs. The Company expects HealthyConnect to be cash flow positive by the end of the third quarter of 2002, although there can be no assurance thereof.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The following factors, amongst others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-K.

 OUR RESOURCES MAY NOT BE SUFFICIENT TO MANAGE OUR EXPECTED GROWTH.

We anticipate a period of growth which we expect to place a strain on our administrative, financial and operational resources. Our ability to manage any staff and facilities growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, install new management information and control systems and train, motivate and manage our employees. There can be no assurance that we will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support our future operations. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected.



WE ARE DEPENDANT ON OUR KEY EMPLOYEES.

Our business is dependent upon the experience of our executive officers, and key personnel who are familiar with both the specific issues facing the web management software industry and our future plans and goals. The loss of the services of any key employee could have a material adverse effect on our business, operations, revenues and prospects. In addition, our ability to establish and maintain a competitive position will depend, in part, on our ability to attract and retain qualified personnel. There can be no assurance that we will be able to attract and retain such personnel in the future on economically feasible terms or otherwise. Our inability to attract and retain qualified personnel may adversely affect our business and operations.




WE MAY NEED ADDITIONAL FINANCING TO ACHIEVE OUR GROWTH STRATEGY.

We may need additional financing to continue to pursue our growth strategy. We have no commitment for any debt or equity financing and we may not be able to obtain sufficient financing on favorable terms, if at all. If we do not obtain additional financing when required, we may be required to modify, delay or abandon some or all of our expansion plans, which may have a material adverse effect on our business.

COMPETITION IN THE HEALTHCARE AND SOFTWARE INDUSTRIES MAY ADVERSELY AFFECT OUR REVENUES AND MARKET POSITION.

The healthcare and software industries are highly competitive. We compete based on scope, quality and cost of services provided. Many of our existing and potential competitors have substantially greater financial resources available to them. While management believes that it competes on the basis of the quality of its services, the larger resources of its competitors may give them certain cost advantages over us (e.g., cost savings from internal billing and collection and a broader scope of services). We may not be able to compete effectively.

PROTECTION OF PROPRIETARY INFORMATION.

The ability of our products and services to compete with other companies will depend, in part, on our maintaining the proprietary nature of our technologies. We rely on our prior development activities that has resulted in a body of information and processes that we have designated as "trade secrets" and "know-how" and is considered as intellectual property. In addition, we rely heavily upon trade secrets and our business plan. There can be no assurance that other persons will not independently develop or acquire technology substantially equivalent to ours, or that we will successfully protect our business plan, technology and trade secrets from misappropriation by others. Furthermore, it will be necessary for us to make our intellectual property available to vendors, customers and other companies in the industry, making it even more difficult to protect our technology. No assurance can be given that we would be successful in enforcing our rights, or that our product does not infringe on the patent or intellectual property rights of a third party.

DEPENDENCE ON TECHNOLOGY.

We are highly dependent on our technology, which has a limited operating history. We believe that our current technology can provide our web management software tools with the necessary sophistication and security to allow the system to function effectively. However, if we cannot maintain our system in the event of unexpected occurrences, make necessary modifications and/or improvements to the technology, such deficiencies could have a material, adverse effect upon our business, financial condition and result of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See the Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           On October 26, 2001, Altschuler, Melvoin and Glasser LLP ("AMG"), the Company's independent certified public accountants were dismissed, which dismissal was approved by the Company's Board of Directors. The reports of AMG on the Company's financial statements for either of the past two years did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and subsequent period up to October 26, 2001, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

            On October 26, 2001, upon receipt of approval of its Board of Directors, the Company engaged BDO Dunwoody LLP to serve as the Company's independent certified public accountants.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Set forth below is certain information regarding the directors and executive officers of the Company:

           NAME           AGE       POSITION
           ----           ---       --------

Donald C. Schmitt         71        Chairman of the Board of Directors
                                     and Chief Financial Officer
Carl W. Pahapill          43        President, Chief Executive Officer
                                     and Director
Marc E. Smith             32        Executive Vice President - Operations
Thomas J. Guinan          65        Director
John H. Wyant             55        Director
Edward R. Sousa           44        Director
Michael P Schall          48        Director
Alex Kalpaxis             46        Director
Russell D. Glass          39        Director

           DONALD C. SCHMITT has been a director of the Company since 1989, Chairman of the Board since August 1997 and was Chief Executive Officer and President since June 2000 until October 9, 2001. From 1977 through the sale of substantially all the assets of the Company in September 1999, Mr. Schmitt was the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of The Shur-Good Biscuit Co., Inc., distributor of cookies, crackers and salty snack foods. Mr. Schmitt is also Chairman of the Board and a stockholder of Excellence Alliance Group, Inc., which is privately owned, Vice Chairman of the Board of Miller Buckeye Biscuit Co., which is privately owned, and was the former President of the Biscuit and Cracker Distributor Association. He won the Xavier University Executive Achievement Award in 1993. Mr. Schmitt was also awarded a Papal appointment to the Equestrian Order of the Holy Sepulcher by the Catholic Church in 1995. Mr. Schmitt holds a B.A. in accounting from Xavier University.

           CARL W. PAHAPILL has been the President, Chief Executive Officer and Director of the Company since October 2001. From November 1999 until October 2001, Mr. Pahapill was the President and Chief Executive Officer of HealthyConnect, Inc. and from 1995 through November 1999 was the President and Chief Operating Officer of Med-Emerg International Inc. (Nasdaq Symbol: MDER). From 1994 to 1995, Mr. Pahapill was the Chief Operating Officer of Signature Brands Limited, publicly traded food processing company (Toronto Stock Exchange). From 1984 to 1993, Mr. Pahapill was a Partner at BDO Dunwoody Chartered Accountants. Mr. Pahapill is a senior E-health Strategist and has over 20 years of healthcare experience.

           MARC E. SMITH has been the Executive Vice-President, Operations of the Company since October 2001. From August 2000 until October 2001, Mr. Smith was the Vice-President of Operations of HealthyConnect, Inc. and from August 1999 until August 2000 he served as the General Corporate Counsel of Med-Emerg International Inc. (Nasdaq Symbol: MDER). From October 1998 to August 1999, Mr. Smith was the Vice-President of YFMC Healthcare Inc., a publicly traded physician practice management company. He previously gained professional legal experience in the law firm of Doucet McBride from June 1994 to September 1998, with expertise in the areas of corporate and commercial litigation. Mr. Smith holds a Bachelor of Administration and was called to the Ontario Bar in 1996.

           THOMAS J. GUINAN has been a director since September 1999 and was the Company's Chief Executive Officer and President from September 1999 through June 2000. Mr. Guinan is currently President and Chief Executive Officer of the Mello Buttercup Ice Cream Company. Mr. Guinan has over thirty years of experience in turning around and managing premium branded food companies. He was co-founder and partner of Blazek Associates, which provides consulting and acquisition intermediary services to equity funds. In addition, Mr. Guinan provided consulting services to SMS Brands and served on its advisory board, where he worked closely on the acquisitions of YoFarm Yogurt and Lemon Chill. He also served as the interim CEO and director of both the Cape Cod Potato Chip Company, Inc. and the Frozfruit Company. Mr. Guinan was the COO of the Pinkerton Group, and previously held executive and/or senior management positions at Alberto Culver, PET Inc., Lipton/Unilever, and General Foods. Mr. Guinan holds a B.A. from Manhattan College.

           JOHN H. WYANT has been a director of the Company since December 1997. Mr. Wyant was the founder and has been the managing partner of Blue Chip Venture Company, a venture capital firm with approximately $900 million under management that concentrates on financing companies primarily based in the Western United States, since its inception in 1990. Mr. Wyant also serves as a director of various private companies and two other publicly traded companies, Regent Communications, Inc. and USInternetworking, Inc. Mr. Wyant holds a B.A. in political science from Denison University and a J.D. from Salmon P. Chase College of Law.

           EDWARD R. SOUSA has been a director of the Company since February 1998. Mr. Sousa has been a practicing attorney in New Jersey for more than fourteen years. Mr. Sousa holds a B.A. from Brandeis University and a J.D. from the University of Pennsylvania.

           MICHAEL P. SCHALL has been a director of the Company since February 1999. Since January 14, 2002, Mr. Schall has been Senior Vice-President, Sales and Marketing and Direct Store Delivery (DSD) for Wise Foods, Inc. From December 2000 through January 4, 2002, he had been President and Chief Executive Officer of the B. Manischewitz Company L.L.C. From July 1994 until November 2000, Mr Schall was the President and Chief Executive Officer of Guiltless Gourmet, Inc., a manufacturer and marketer of all-natural snack foods. From 1987 to June 1994, Mr. Schall was President of Strategic Marketing Methods, a marketing consulting firm to the retail and packaged goods industry. From 1985 to 1987, Mr. Schall was Vice President of Marketing and Sales for the grocery products division of Prepared Products Company. From 1980 to 1985, Mr. Schall served in various capacities in brand management for Lawry's Foods, Inc., a subsidiary of Unilever. Mr. Schall holds a B.S. in marketing from California State University and an M.B.A. from the University of Southern California Graduate School of Business.

           ALEXANDER KALPAXIS was elected as a Director of the Company in March 2002 and is also the Chief Technology Architect. Since November 1998, Mr. Kalpaxis has been DynTek Inc.'s (formerly known as TekInsight, Inc.) Chief Technology Officer, Director and since February 2000 its' Chairman of the Board. From April 1997 to October 1998, Mr. Kalpaxis was the Chief Executive Officer and President of Astratek, Inc. From October 1984 to April 1997 Mr. Kalpaxis was the Bankers Trust Chief Technology scientist. Mr. Kalpaxis was a research electrical engineer for Photonics Laser Institute at the City University of New York. He has received several awards, including the Simon Sokin Medal for Excellence in Experimental Physics.

           RUSSELL D. GLASS has been a director of the Company since April 1999 and was so elected pursuant to the terms of the Securities Purchase Agreement by and between the Company and Little Meadow Corp., a company whose sole stockholder is Carl C. Icahn. From April 1998 to February 2002, Mr. Glass served as President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm, and as Vice Chairman of Lowestfare.com, Inc., a travel reservations company. Mr. Glass also currently serves as the President and Chief Executive Officer of Cadus Pharmaceutical Corporation, a firm which holds various biotechnology patents. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986, Mr. Glass served as an investment banker with Kidder, Peabody & Co. Previously Mr. Glass has served as a director of Automated Travel Systems, Inc., a software development firm, and Lowestfare.com, Inc.; he currently serves as a director of the following companies: Axiom Biotechnology Inc., a developer of pharmacology profiling systems; Cadus Pharmaceutical Corp.; National Energy Group, Inc., an oil and gas exploration and production company; and the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass holds a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

BOARD COMPOSITION

           At each annual meeting of the Company's stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the board of directors.

           Each officer is elected by, and serves at the discretion of the board of directors. Each of the Company's officers and directors, other than independent directors, devotes his full time to the Company's affairs. The Company's independent directors devote the amount of time to the Company's affairs as is necessary to discharge their duties.

           The board of directors met three times during the year ended December 31, 2001. Each of the directors attended at least 75% of such meetings.

COMMITTEES OF THE BOARD

           The Company's board of directors has an audit committee and a compensation committee.

           The audit committee will make recommendations to the board of directors regarding the independent auditors for the Company, approve the scope of the annual audit activities of the Company's independent auditors, review audit results and will have general responsibility for all of the Company's auditing related matters. Jack Wyant, Michael Schall and Donald C. Schmitt are the audit committee members.

           The compensation committee will review and recommend to the board of directors the compensation structure of the Company's officers and other management personnel, including salary rates, participation in incentive and benefit plans, fringe benefits, non-cash perquisites and other forms of compensation. Jack Wyant, Michael Schall and Donald C. Schmitt are the members of the Company's compensation committee.

COMPENSATION OF DIRECTORS

           Through December 31, 2001, each eligible non-employee director received an annual grant of options to purchase 1,500 shares of Common Stock pursuant to the 1994 Formula Stock Option Plan (the "Formula Plan") at an exercise price equal to fair market value on the date of grant and $1,500 per Board meeting attended. The Formula Plan was adopted to provide an incentive for non-employee directors. Non-employee directors who hold more than 5% of the outstanding shares of stock of the Company or who are in control of such a holder are ineligible to receive stock option grants under the Formula Plan. Non-employee directors may also irrevocably elect to be ineligible to receive stock option grants under the Formula Plan. Options to purchase up to 75,000 shares of Common Stock may be granted under the Formula Plan.

           Options are granted under the Formula Plan, without approval or discretion on the part of the Board to non-employee directors as follows: each non-employee director, on the date such non-employee director is elected receives options to purchase 1,500 shares of Common Stock, which vest and become exercisable in three equal installments, one-third on the date of grant and one-third on each of the first and second anniversaries of such grant. Each non-employee director who has been a director of the Company for at least one year and has met certain other requirements receives on January 1 of each year options to purchase an additional 1,500 shares of Common Stock, which vest and become exercisable in two equal installments, one-half on the date of grant and one-half on the first anniversary of such grant. Currently, options to purchase 74,000 shares of Common Stock are outstanding under the Formula Plan at exercise prices ranging between $0.19 and $12.38 per share.

           Effective January 1, 2002, each eligible non-employee director receives an annual grant of options to purchase 12,500 shares of Common Stock outside the stock option plan at an exercise price equal to fair market value on the date of grant and $1,500 per Board meeting attended and $500 per telephonic Board meeting attended.

           All directors are reimbursed for their reasonable out-of pocket expenses incurred in connection with their duties to the Company.

COMPENSATION COMMITTEE INTERLOCKS

           For the year ended December 31, 2001, the Compensation Committee consisted of Messrs. Schmitt, Schall and Wyant. None of such Directors was a party to any transaction with the Company which requires disclosure under Item 402 of Regulation S-K.

ITEM 11.             EXECUTIVE COMPENSATION

      The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of the Company's Chief Executive Officer and each other most highly compensated executive officers of the Company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2001, December 31, 2000 and December 31, 1999 (collectively, the "Named Executive Officers").





                                                                       Annual Compensation
                                             -------------------------------------------------------------------------

                 Name and                                                                       Other Annual
            Principal Position                 Year       Salary ($)          Bonus ($)         Compensation ($)
      --------------------------------       ----------   ----------    -----------------  ----------------------

Carl W. Pahapill                               2001        56,250(2)            -                     -
      President, Chief Executive               2000          -                  -                     -
        Officer and Director                   1999          -                  -                     -

Donald C. Schmitt (3)                          2001          -                  -                  50,000(4)
    Chairman, Chief                            2000          -                  -                  38,500(5)
    Financial Officer                          1999          -                  -                     -



(1) Although the officers receive certain perquisites, the value of such perquisites for any officer did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus, except as set forth in the table above

(2) On October 9, 2001, Mr. Pahapill became President and Chief Executive Officer of the Company at an annual salary of $225,000.

(3) Although Mr. Schmitt was not named CEO during 2001, he fulfilled such role from January 1, 2001 through Ocotber 8, 2001.

(4)        Annual Chairman's fee.

(5) On 5/30/00, the board of directors approved the issuance of 25,000 shares of common stock with an aggregate market value of $15,625 in consideration of services rendered to the Company.


Employment Agreements

           The Company has an employment agreement with Carl Pahapill. The agreement for Mr. Pahapill has a term of two years commencing April 1, 2001 and automatically renews for additional one year terms unless terminated by either the Company or the employee. The agreement provides for a $225,000 salary for the first year, $250,000 for the second year and a percentage bonus based on the operating profits of the Company.

           The Company has an employment agreement with Marc E. Smith. The agreement for Mr. Smith has a term of two years commencing April 1, 2001 and automatically renews for additional one year terms unless terminated by either the Company or the employee. The agreement provides for a $100,000 salary for the first year, $130,000 for the second year and a percentage bonus based on the operating profits of the Company.

OPTION GRANTS

The following table shows stock options granted to the named executive officers during 2001:

                                            Option Grants in Last Fiscal Year

                               Individual Grants
---------------------------------------------------------------------------------------      Potential Realizable Value
                                       % of Total                                                 at Assumed Annual
                      Number of         Options                                                  Rates of Stock Price
                      Securities       Granted to        Exercise                                    Appreciation
                      Underlying       Employees          or Base                                  for Option Term
                                                                                       -------------------------------------
                       Options         in Fiscal           Price         Expiration
          Name       Granted (#)          Year           ($/Share)          Date              5% ($)              10% ($)
----------------------------------------------------------------------------------------------------------------------------

Carl W. Pahapill       225,000           28.7%         $   0.75         Oct-08-11      $ 105,750.00         $ 267,750.00
Donald C. Schmitt      150,000(1)        19.1%             0.74         Aug-28-11         69,000.00            17,000.00
                        60,000(2)         7.6%             0.75         Oct-08-11         28,200.00            71,400.00


(1) Includes 100,000 options granted for consulting services in connection with the acquisition of Healthy Connect, Inc.

(2)  This option was granted for ongoing consulting services.



AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES TABLE

           No stock options were exercised by the Named Executive Officers during the year ended December 31, 2001. The following table sets forth certain information regarding unexercised options held by each of the Named Executive Officers at December 31, 2001.


                               Number of Securities                      Value of Unexercised
                              Underlying Unexercised                         In-The-Money
                                  Options Held at                           Options Held at
                               December 31, 2001 (#)                   December 31, 2001 ($)(1)
                    -------------------------------------------- --------------------------------------

      Name              Exercisable         Unexercisable          Exercisable       Unexercisable
---------------------------------------------------------------  --------------------------------------

     Carl W. Pahapill        -                 225,000                 -0-                -0-
     Donald C. Schmitt    215,000               60,000                 -0-                -0-

(1)   Based on the closing bid price of the Company's common stock of $0.42 on December 31, 2001.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information with respect to the beneficial ownership of Common Stock of the Company as of March 26, 2002 for: (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the officers and directors of the Company; and (iii) all officers and directors as a group.




                                                          Shares
                                                       Beneficially       Percent of
                                                        Owned (2)         Class (2)
                                                     ----------------- -----------------
                 Name and Address (1)
            Donald C. Schmitt (3)                            424,750        3.5%
            Carl W. Pahapill (4)                             684,249        5.7%
            Marc E. Smith (5)                                309,218        2.6%
            Thomas J. Guinan (6)                              64,000         *
            John H. Wyant (7)                                 78,750         *
            Edward R. Sousa (8)                               70,000         *
            Michael P. Schall (9)                             67,000         *
            Alex Kalpaxis                                        -0-         *
            Russell D. Glass (10)                             67,000         *
            Little Meadow Corp. (11)                       2,440,978       19.8%

            All directors and officers as a group          1,764,967       14.0%
            (9 persons) (3)-(10)


-------------------
*Less than one percent (1%) of outstanding Common Stock.

(1) Except as otherwise indicated, the address for each of the named individuals is c/o Next Generation Technology Holdings, Inc., 33 City Centre Drive, Ste 364, Mississauga, Ontario, Canada L5B 2N5


                                       22







(2) Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Pursuant to the rules and regulations of the Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of warrants or options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Includes: (i) 25,000 shares of Common Stock issuable upon exercise of options exercisable through November 8, 2004, at a price of $6.00 per share; (ii) 37,500 shares of Common Stock issuable upon exercise of options exercisable through August 4, 2004 with respect to 6,500 shares, through December 31, 2004 with respect to 1,500 shares, through December 31, 2005 with respect to 1,500 shares, through December 31, 2006 with respect to 1,500 shares, through December 17, 2007 with respect to 25,000 shares and through December 31, 2007 with respect to 1,500 shares, all at a price of $6.00 per share; (iii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2008, at a price of $12.375 per share; (iv) 1,500 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2009 at a price per share of $1.50; (v) 70,000 shares of Common Stock issued in February 2001 upon conversion of 17,500 shares of Series A Preferred Stock, of which 5,000 shares of Series A Preferred Stock are held by an IRA for the benefit of Mr. Schmitt, and 5,000 shares of Series A Preferred Stock are held by an IRA for the benefit of Mr. Schmitt's wife, and 7,500 shares of Series A Preferred Stock held by a trust for the benefit of Miss Ruth Schmitt of which Mr. Schmitt is custodian; (vi) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share; (vii) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share; and (viii) 150,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share. Excludes (i) 74,150 shares of Common Stock held by Donald Schmitt's adult children, of which shares Mr. Schmitt disclaims beneficial ownership; (ii) 115,000 shares of Common Stock issued in February 2002 upon conversion of 28,750 shares of Series A Preferred Stock, held by Mr. Schmitt's adult children and his sister of which shares Mr. Schmitt disclaims beneficial ownership; and (iii) 60,000 shares of Common Stock issuable upon exercise of options exercisable through October 8, 2011.







(4) Includes 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share. Does not include 225,000 shares of Common Stock issuable upon exercise of options exercisable through October 8, 2011.

(5) Does not include 100,000 shares of Common Stock issuable upon exercise of options exercisable through October 8, 2011.

(6) Consists of (i) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share; (ii) 50,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share; and (iii) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share.

(7) Consists of (i) 10,250 shares of Common Stock issuable upon exercise of options exercisable through August 14, 2004 with respect to 6,500 shares, through December 31, 2004 with respect to 1,500 shares through December 31, 2005 with respect to 750 shares and through December 21, 2007 with respect to 1,500 shares, all at a price of $6.00 per share; (ii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2008, at a price of $12.375 per share; (iii) 1,500 shares of Common Stock issuable upon exercise of options through December 31, 2009 at a price of $1.50 per share; (iv)1,500 shares of Common Stock issuable upon exercise of options through December 31, 2010 at a price of $0.625 per share; (v) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share; (vi) 50,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share; and (vii) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share.

(8) Consists of: (i) 3,000 shares of Common Stock issuable upon exercise of options exercisable through March 24, 2009 at a price of $10.25 per share; (ii) 1,500 shares of Common Stock issuable upon exercise of options through December 31, 2009 at a price per share of $1.50 per share; (iii) 1,500 shares of Common Stock issuable upon exercise of options through December 2010 at a price of $0.625 per share; (iv) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share;
           (v) 50,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share; and
           (vi) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share.

(9) Consists of: (i) 1,500 shares of Common Stock issuable upon exercise of options exercisable through February 10, 2009, at a price of $11.375 per share; (ii) 1,500 shares of common Stock issuable upon exercise options through December 31, 2010 at a price of $0.625 per share; (iii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share; (iv) 50,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share; and (v) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share.

(10) Consists of: (i) 1,500 shares of Common Stock issuable upon exercise of options exercisable through April 11, 2009, at a price of $10.75 per share; (ii) 1,500 shares of Common Stock issuable upon exercise of options through December 31, 2010 at a price of $0.625 per share;
           (iii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share;
           (iv) 50,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share; and
           (v) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share.







(11) Includes 437,550 shares of Common Stock issuable upon conversion of 35,000 shares of Series B Preferred Stock held by Little Meadow Corp.


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

           The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5's were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 2001.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           There were no transaction required to be reported during the fiscal year ended December 31, 2001 between the Company and any of its officers, directors or principal stockholders.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents Filed as Part of this Form 10-K

1. Financial Statements - The Financial Statements listed in the accompanying Index to Financial Statements which appears on page F-1 herein are filed as part of this Form 10-K.

(b)        Reports on Form 8-K.

      During the fiscal quarter ended December 31, 2001, the Company filed several reports on Form 8-K as follow: October 1, 2001 Form 8-K filed pursuant to Items 5 and 7, October 17, 2001 Form 8-K filed pursuant to Items 2 and 7, November 1, 2001 Form 8-K filed pursuant to Items 4 and 7 and December 26, 2001 Form 8-K/A filed pursuant to Item7.

(c)        Exhibits.

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

                         NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                      (Registrant)


   DATED:    APRIL 15, 2002      /S/ DONALD C. SCHMITT
                                 --------------------------------
                                 DONALD C. SCHMITT
                                 PRINCIPAL ACCOUNTING OFFICER
                                 CHAIRMAN AND DIRECTOR



           Known all men by these presents, that each person whose signature appears below hereby constitutes and appoints Donald C. Schmitt his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes may lawfully do or cause to be done by virtue hereof.

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           DATE                       SIGNATURE
           ----                       ---------

           APRIL 15, 2002              /S/ DONALD C. SCHMITT
                                      ----------------------------------------
                                      DONALD C. SCHMITT
                                      CHAIRMAN AND DIRECTOR

           APRIL 15, 2002              /S/ CARL PAHAPILL
                                      ----------------------------------------
                                      CARL PAHAPILL
                                      PRESIDENT/CEO/DIRECTOR


           APRIL 15, 2002              /S/ MARC E. SMITH
                                      ----------------------------------------
                                      MARC E. SMITH
                                      EXECUTIVE VICE PRESIDENT - OPERATIONS


           APRIL 15, 2002              /S/ THOMAS J. GUINAN
                                      ----------------------------------------
                                      THOMAS J. GUINAN
                                      DIRECTOR

           APRIL 15, 2002              /S/ JOHN H. WYANT
                                      ----------------------------------------
                                      JOHN H. WYANT
                                      DIRECTOR

           APRIL 15, 2002              /S/ EDWARD R. SOUSA
                                      ----------------------------------------
                                      EDWARD R.. SOUSA
                                      DIRECTOR

           APRIL 15, 2002              /S/ MICHAEL P. SCHALL
                                      ----------------------------------------
                                      MICHAEL P. SCHALL
                                      DIRECTOR

           APRIL 15, 2002              /S/ ALEXANDER KALPAXIS
                                      ----------------------------------------
                                      ALEXANDER KALPAXIS
                                      DIRECTOR

           APRIL 15, 2002              /S/ RUSSELL D. GLASS
                                      ----------------------------------------
                                      RUSSELL D. GLASS
                                      DIRECTOR

NEXT GENERATION TECHNOLOGY HOLDINGS, INC.




INDEPENDENT AUDITORS' REPORTS AND

FINANCIAL STATEMENTS




DECEMBER 31, 2001

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.



                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----


INDEPENDENT AUDITORS' REPORTS                                                F-1


FINANCIAL STATEMENTS:

      Consolidated Balance Sheet, December 31, 2001 and 2000                 F-3

      Consolidated Statement of Operations, Years Ended December 31,
          2001, 2000 and 1999                                                F-4

      Consolidated Statement of Stockholders' Equity, Years Ended
          December 31, 2001, 2000 and 1999                                   F-5

      Consolidated Statement of Cash Flows, Years Ended December 31,
          2001, 2000 and 1999                                                F-7

      Notes to the Consolidated Financial Statements                         F-9


ADDITIONAL FINANCIAL DATA:

      Independent Auditors' Report on Schedules                             F-21

      Valuation and Qualifying Accounts (Schedule II)                       F-23



HealthyConnect.com Inc.

INDEPENDENT AUDITORS' REPORT                                                F-24

FINANCIAL STATEMENTS:

           Balance Sheet, October 8, 2001, December 31, 2000
              And December 31, 1999                                         F-25

           Statement of Operations for the period ended October 8,
              2001, and the years ended December 31, 2000 and 1999          F-26

           Statement of Shareholders' Equity (Deficiency) for the
              Period ended October 8, 2001 and the years ended
              December 31, 2000 and 1999                                    F-27

           Statement of Cash Flows for the period ended October 8,
              2001 and the years ended December 31, 2000 and 1999           F-28

           Summary of significant accounting policies and notes             F-29

==========================================================================

                                                          AUDITORS' REPORT

==========================================================================

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

We have audited the consolidated balance sheet of Next Generation Technology Holdings, Inc. as at December 31, 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 in accordance with generally accepted accounting principles in the United States of America.

/S/ BDO DUNWOODY LLP
--------------------

Chartered Accountants

Toronto, Ontario
February 15, 2002

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Next Generation Technology Holdings, Inc.

We have audited the accompanying balance sheet of NEXT GENERATION TECHNOLOGY HOLDINGS, INC. (the "Company") as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Next Generation Technology Holdings, Inc. as of December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As described in Note 2 - Restatement, the Company determined that beneficial conversion features associated with the issuance of its Series B, Series C and Series D Preferred Stock should have been reflected as a reduction of net income available to common stockholders for purposes of computing earnings per share for each of the two years in the period ended December 31, 2000. As a result, earnings per share, as reflected on the statements of operations, has been restated for each of the two years in the period ended December 31, 2000.

/S/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------





Chicago, Illinois
March 3, 2001, except for Note 2
  - Restatement as to which the date is February 15, 2002


                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000


                                                                                 2001            2000
                                                                              -------------   --------------
                              Assets
Current Assets:
        Cash                                                                   $ 1,435,030   $   741,597
        Accounts receivable (Notes 1 and 3), net of allowance                      302,805       233,679
              of $654,632 (2000 - $1,522,992)
        Due from escrow agent (Note 1)                                                   0     2,835,225
        Income taxes refundable                                                          0        90,000
        Prepaid expenses and other current assets                                  103,065         6,034
                                                                               -----------   -----------
                                                                                 1,840,900     3,906,535
                                                                               -----------   -----------

Capital Assets, Net of Accumulated Depreciation (Note 4)                           517,057             0

Goodwill                                                                         3,167,658             0
                                                                               -----------   ----------
                                                                               $ 5,525,615    $3,906,535
                                                                               ===========   ===========
                      Liabilities and Stockholders' Equity
Current Liabilities:
        Accounts payable                                                       $    55,283   $         0
        Accrued expenses (Notes 1 and 6)                                         2,269,012     1,673,969
        Deferred revenue                                                            38,025             0
        Note payable to shareholder (Note 5)                                        25,000             0
        Current portion of restructuring liability (Note 13)                       107,393       162,676
                                                                               -----------   -----------
                                                                                 2,494,713     1,836,645
                                                                               -----------   -----------

Restructuring Liability (Note 13)                                                        0       121,022

Commitments and Contingencies (Note 12)

Stockholders' Equity
      Preferred stock, $.01 par value, 1,000,000 shares authorized: (Note 7)
                    Series A, 183,334 shares issued and outstanding in 2000              0     1,466,668
                    Series B, 35,000 shares issued and outstanding in 2001
                       and 2000, liquidation value $1,750,000                    1,410,064     1,410,464
      Class A common stock, voting, $.01 par value, 25,000,000
            shares authorized, 10,993,682 and 5,766,598 shares issued
            in 2001and 2000, respectively                                          109,937        57,666
      Additional paid-in capital                                                18,155,758    14,020,901
      Accumulated deficit                                                      -16,484,208   -14,845,782
                                                                               -----------   ----------
                                                                                 3,191,951    2,109,917
      Less, common stock in treasury, at cost                                     -161,049     -161,049
                                                                               -----------   ----------

      Total stockholders' equity                                                 3,030,902     1,948,868

                                                                               -----------   ----------
                                                                               $ 5,525,615   $3,906,535
                                                                               ===========   ==========



  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements


                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                              2001                   2000                 1999
                                                                       -----------------      -----------------     ---------------
Net Sales (Note 3), including $0 to related parties
       (2000 - $0, 1999 - $1,020,000)                                 $          94,311      $      10,508,544     $    41,085,899
Cost of Sales (Note 3), including $0 from related parties
       (2000 - $0, 1999 - $19,000)                                               79,338              7,701,433          31,671,826
                                                                       -----------------      -----------------     ---------------

Gross Profit                                                                     14,973              2,807,111           9,414,073
                                                                       -----------------      -----------------     ---------------

Operating Expenses:
             Selling, general and administrative                              1,767,655              6,763,738          15,847,244
                                                                       -----------------      -----------------     ---------------

Loss from Operations                                                         -1,752,682             -3,956,627          -6,433,171
                                                                       -----------------      -----------------     ---------------

Other Income (Expense):
             Amortization of deferred financing costs                                 0               -558,160            -308,056
             Interest expense                                                   -29,591               -444,161            -777,255
             Interest income                                                     72,031                241,353                   0
             Gain on sale of assets (Note 1)                                          0             14,439,149                   0
             Other, net                                                          71,816                165,239            -116,849
                                                                       -----------------      -----------------     ---------------
                                                                                114,256             13,843,420          -1,202,160
                                                                       -----------------      -----------------     ---------------

Income (Loss) before Provision for Income Taxes                              -1,638,426              9,886,793          -7,635,331
                                                                       -----------------      -----------------     ---------------

Provision for Income Taxes (Note 9)                                                   0                160,000                   0
                                                                       -----------------      -----------------     ---------------

Net Income (Loss)                                                            -1,638,426              9,726,793          -7,635,331

Dividends on Preferred Stock (Notes 2 and 7)                                   -271,875             -5,004,340          -1,823,334
                                                                       -----------------      -----------------     ---------------

Net Income (Loss) Available to Common Stockholders                    $      -1,910,301      $       4,722,453     $    -9,458,665
                                                                       =================      =================     ===============

Earnings (Loss) per Common Share:
             Basic                                                    $           -0.26      $            0.86     $         -2.08
                                                                       =================      =================     ===============
             Diluted                                                  $           -0.26      $            0.78     $         -2.08
                                                                       =================      =================     ===============

             Weighted average number of common shares outstanding:
                         Basic                                                7,459,578              5,469,125           4,537,265
                         Common stock equivalents resulting
                              from convertible preferred stock,
                              warrants and options                                    0                609,090                   0
                                                                       -----------------      -----------------     ---------------
                         Diluted                                              7,459,578              6,078,215           4,537,265
                                                                       =================      =================     ===============





  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements



                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999






                                               -----Preferred Stock-------      -----Common Stock------         Additional
                                                  Shares         Amount           Shares          Amount       Paid-in Capital
                                             ------------- ----------------------------------------------------------------------
Balance, January 1, 1999                          195,834       1,566,668      4,481,767           44,818         18,343,209

Proceeds from Issuance of Common Stock                                            61,743              617            242,172
Issuance of Common Stock for Services                                            190,000            1,900            397,944
                                                                                                                          -
Dividends Paid on Series A Preferred Stock                                                                           -73,334
Conversion of Series A Preferred Stock to
      Common Stock                                -12,500        -100,000         12,500              125             99,875
    Proceeds from Issuance of Series B
                 Preferred
      Stock, Net of $339,536 in Expenses           35,000       1,410,464
Proceeds from Issuance of Series C Preferred
      Stock, Net of $407,746 in Expenses
      (inclusive of 17,538 shares issued in
      exchange for placement services)            170,038       2,993,014
Net Loss
                                             ------------- -------------------------------------------------------------------------
Balance, December 31, 1999                        388,372       5,870,146      4,746,010           47,460         19,009,866
================================
Proceeds from Issuance of Series C Preferred Stock,
Net of $205,782 in Expenses
      (inclusive of 8,625 shares issued in
      exchange for placement services)             83,625       1,466,718
Proceeds from Issuance of Series D Preferred
      Stock, Net of $219,854 in Expenses          100,000       1,780,146
Proceeds from Issuance of Common Stock                                         1,005,780           10,058
Redemption of Series C and Series D
      Preferred Stock                            -353,663      -6,239,878                                         -4,370,012
Dividends Paid on Preferred Stock                                                                                   -634,328
Redemption of Common Stock                                                       -10,192             -102
Issuance of Common Stock for Services                                             25,000              250             15,375
Net Income
                                             ------------- -------------------------------------------------------------------
Balance, December 31, 2000                        218,334       2,877,132      5,766,598           57,666         14,020,901








                                                       (Accumulated        -----Treasury Stock------    Total Stockholders'
                                                           Deficit)           Shares          Amount             Equity
                                                      --------------- -----------------------------------------------------

Balance, January 1, 1999                               -16,937,244          -48,925        -161,049            2,856,402

Proceeds from Issuance of Common Stock                                                                           242,789
Issuance of Common Stock for Services                                                                            399,844

Dividends Paid on Series A Preferred Stock                                                                       -73,334
Conversion of Series A Preferred Stock to
      Common Stock                                                                                                     0
    Proceeds from Issuance of Series B
                 Preferred
      Stock, Net of $339,536 in Expenses                                                                       1,410,464
Proceeds from Issuance of Series C Preferred
      Stock, Net of $407,746 in Expenses
      (inclusive of 17,538 shares issued in
      exchange for placement services)                                                                         2,993,014
Net Loss                                                -7,635,331                                            -7,635,331
                                                       ------------ -----------------------------------------------------
Balance, December 31, 1999                             -24,572,575          -48,925        -161,049              193,848
Proceeds from Issuance of Series C Preferred Stock,
Net of $205,782 in Expenses
      (inclusive of 8,625 shares issued in
      exchange for placement services)                                                                         1,466,718
Proceeds from Issuance of Series D Preferred
      Stock, Net of $219,854 in Expenses                                                                       1,780,146
Proceeds from Issuance of Common Stock                                                                            10,058
Redemption of Series C and Series D
      Preferred Stock                                                                                        -10,609,890

Dividends Paid on Preferred Stock                                                                               -634,328
Redemption of Common Stock                                                                                          -102
Issuance of Common Stock for Services                                                                             15,625
Net Income                                               9,726,793                                             9,726,793
                                                       ------------ -----------------------------------------------------
Balance, December 31, 2000                             -14,845,782          -48,925        -161,049            1,948,868









The accompanying summary of significant accounting policies and notes are an integral part of these financial statements

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                  -----Preferred Stock-------      -----Common Stock------         Additional
                                                    Shares         Amount           Shares          Amount       Paid-in Capital
                                                ------------- ---------------------------------------------------------------------

Issuance of Common Stock for Acquisition
      of HealthyConnect, Inc.                                                  4,500,000           45,000          2,610,000
Conversion of Series A Preferred Stock to
      Common Stock                               -183,334      -1,466,668        727,084            7,271          1,459,397
Issuance of Stock Options for Services (Note 10)                                                                      62,300
Issuance of Stock Options for Services (Note 10)                                                                       3,160
Net Loss
                                             ------------- ------------------------------------------------------------------------
Balance, December 31, 2001                         35,000       1,410,464     10,993,682          109,937         18,155,758
================================             ============= ========================================================================






                                              (Accumulated        -----Treasury Stock------    Total Stockholders'
                                                  Deficit)           Shares          Amount             Equity
                                             --------------- -----------------------------------------------------


Issuance of Common Stock for Acquisition
      of HealthyConnect, Inc.                                                                             2,655,000
Conversion of Series A Preferred Stock to
      Common Stock                                                                                                0
Issuance of Stock Options for Services (Note 10)                                                             62,300
Issuance of Stock Options for Services (Note 10)                                                              3,160
Net Loss                                           -1,638,426                                            -1,638,426
                                             ----------------- -----------------------------------------------------
Balance, December 31, 2001                        -16,484,208          -48,925        -161,049            3,030,902
================================             ================= =====================================================








The accompanying summary of significant accounting policies and notes are an integral part of these financial statements


                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                   2001                 2000               1999
                                                                            ----------------     ----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                   $      -1,638,426   $        9,726,793   $    -7,635,331
      Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
               Depreciation and amortization                                        252,581              856,620         1,053,172
               Provision for bad debts                                                    0              270,233           949,853
               Gain on sale of assets                                                     0          -14,439,149                 0
               Issuance of common stock for services                                  3,160               15,625           399,844
               Increase (decrease) in cash from changes in the following
                 items, excluding acquisitions and dispositions:
                       Accounts Receivable                                          -56,950             -312,210         1,048,195
                       Inventory                                                          0              -21,854           835,641
                       Due from distributors                                              0                    0            13,770
                       Income taxes refundable                                       90,000              -90,000                 0
                       Prepaid expenses and other current assets                     -7,155             -337,935            80,203
                       Other assets                                                     158               -1,542           160,058
                       Accounts payable and accrued expenses                         -3,294           -1,331,358        -3,094,066
                       Due to distributors                                                0              -82,426          -224,210
                       Deferred revenue                                             -10,570                    0                 0
                       Other liabilities                                                  0             -565,710          -308,179
                                                                            ----------------     ----------------     -------------
      Net cash used in operating activities                                      -1,370,496           -6,312,913        -6,721,050
                                                                            ----------------     ----------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash acquired on acquisition of HealthyConnect, Inc. (Note 1)                 128,224                    0                 0
      Proceeds from sale of assets                                                2,835,225           21,689,836                 0
      Purchase of property and equipment                                            -14,235               -1,925           -91,204
      Acquisition costs (Note 1)                                                   -329,580                    0                 0
      Advances to HealthyConnect, Inc. prior to acquisition                        -325,000                    0                 0
                                                                            ----------------     ----------------     -------------
      Net cash provided by (used in) investing activities                         2,294,634           21,687,911           -91,204
                                                                            ----------------     ----------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES (NOTE 7):
      Payments of long-term debt                                                          0                    0            -1,919
      Payments of financing costs                                                         0                    0          -837,241
      Payments of bank loan payable, net                                                  0           -1,326,033        -2,339,795
      Proceeds from issuance of notes payable                                             0                    0         5,250,000
      Payments of notes payable                                                           0           -5,643,332                 0
      Payment of note payable to shareholder                                        -54,400                    0                 0
      Proceeds from issuance of common and preferred stock                                0            3,682,558         5,042,792
      Redemption of common and preferred stock                                            0          -10,609,992                 0
      Preferred stock dividends paid                                                      0             -634,328           -73,334
      Payment of stock issuance costs                                                     0             -425,636          -396,522
      Accrued restructuring liabilities (Note 13)                                  -176,305             -277,400          -212,611
                                                                            ----------------     ----------------     -------------
      Net cash provided by (used in) financing activities                          -230,705          -15,234,163         6,431,370
                                                                            ----------------     ----------------     -------------
Increase (decrease) in Cash                                                         693,433              140,835          -380,884
Cash, Beginning of Year                                                             741,597              600,762           981,646
                                                                            ----------------     ----------------     -------------
Cash, End of Year                                                         $       1,435,030   $          741,597   $       600,762
                                                                            ================     ================     =============







The accompanying summary of significant accounting policies and notes are an integral part of these financial statements






                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                  2001                  2000              1999
                                                                           ---------------       ----------------    --------------


Supplemental Disclosure of Cash Flow
      Information:
            Cash paid (received) during the year for:
                  Income taxes                                            $          -90,000  $          250,000 $                0
                                                                            =================  =================  =================

                  Interest                                                $           27,815  $          599,000 $          640,262
                                                                            =================   =================  =================



Supplemental Disclosure of Noncash
      Investing and Financing Activities:

            In 2001, the Company acquired all of the outstanding common shares of HealthyConnect, Inc. in exchange for the issuance of 4,500,000 common shares (see Note 1). Acquisition costs of $391,880 include $62,300 which is the fair value of common share options issued to a non-employee director for consulting services (see Note 10).

        During 2000, the Company sold substantially all of its assets and business to BF USB, Inc. for which the Company received $25,290,613 in cash and BF USB, Inc. assumed $2,856,653 of certain liabilities. A portion of the cash proceeds were deposited in an escrow account and, as of December 31, 2000, $2,835,225 (including $83,848 of interest earned) was reflected as due from escrow agent. The Company recognized a gain on sale of assets of $14,439,149, net of commissions of $849,400, in the year 2000. As of December 31, 2001, all escrowed funds and interest earned on the funds during the entire escrow period had been received.

        During 2000, 8,625 shares of Class C Preferred Stock were issued for payment of $172,500 in placement fees.

        During 1999, 17538 shares of Class C Preferred Stock were issued for payment of $350,760 in placement fees.




The accompanying summary of significant accounting policies and notes are an integral part of these financial statements

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 1--NATURE OF ACTIVITIES
----------------------------

Baked Food Products business:

Next Generation Technology Holdings, Inc. (formerly Delicious Brands, Inc.) (the "Company"), a Delaware corporation, operated through May 31, 2000 in one industry segment, the Baked Foods Products business, consisting of marketing and selling pre-packaged cookies, crackers and related food products under the Delicious, Salerno, Mama's and Frookie labels as well as licensed names. These products were sold primarily in the United States to independent direct-store delivery distributors for resale to supermarkets and other retail outlets, through large wholesalers to natural food stores and also directly to supermarkets and other retail outlets. All of the Company's products were baked by independent food processors using the Company's proprietary specifications and formulations.

On June 1, 2000, the Company consummated the sale of substantially all of its assets and business to BF USB, Inc. ("BF USB"), an indirect subsidiary of Parmalat Canada Ltd., who was affiliated with certain of the Company's suppliers and customers and who has acquired businesses from and entered into a consulting agreement with the Company's Chairman of the Board of Directors. In exchange for substantially all of its assets and business, the Company received $25,290,613 in cash, of which $5,336,000 was deposited into an escrow account, and BF USB assumed $2,856,653 of certain liabilities that were related to the ongoing operations of the business. The escrow account deposit was held to cover any indemnification claims that arose within eighteen months of the closing of the transaction. On December 1, 2000, the Company received $2,584,623 from the escrow account. The balance in the escrow account was received in 2001.

In connection with this transaction, the Company recognized a gain on sale of assets of $14,439,149, net of commissions of $849,400 (including $349,800 paid to an affiliate of the holder of Series B Preferred Stock, $249,800 paid to a consulting company that is a shareholder and $249,800 paid to the Company's investment banker who was a holder of Series C Preferred Stock). A portion of the net proceeds from the sale of assets were used in 2000 to redeem Series C and Series D Preferred Stock, repay debt and other liabilities not assumed and pay ongoing operating expenses.

The Company has agreed not to compete in the snack food industry without the consent of BF USB and does not plan to operate in the snack food industry.

As at December 31, the assets and liabilities of the Baked Food Products business included in the consolidated balance sheet were as follows:

                                                         2001           2000
                                                   -------------   ------------
Assets:
         Accounts receivable (Note 12)           $      208,898  $     233,679
                                                   =============   ============

Liabilities (Note 6):
         Accrued supplier claims (Note 12)       $      600,000  $     600,000
         Accrued royalties                              452,570        452,570
         Accrued professional fees                      123,435        183,198
         Other accrued expenses (Notes 8 and 12)        417,086        438,201
                                                   -------------   ------------
                                                 $    1,593,091  $   1,673,969
                                                   =============   ============


Acquisition of Software business:

Effective October 9, 2001, the Company purchased all of the outstanding common shares of HealthyConnect, Inc. ("HealthyConnect"), a provider of hospital based web enabled patient information management software, in

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

------------------------------------------------------
exchange for the issuance of 4,500,000 common shares of the Company valued at $0.59 per common share. This acquisition resulted from the Company's exploration of various opportunities to enter a new line of business following the sale of assets and cessation of operations in the Baked Food Products business. The acquisition has been accounted for as a purchase. The purchase price, including acquisition costs of $391,880 has been allocated to the assets acquired and the liabilities assumed based on their relative fair market values at the acquisition date, as follows:

                        Current assets          $        230,276
                        Software assets                  747,901
                        Other capital assets               7,502
                        Goodwill                       3,167,658
                        Current liabilities           -1,106,455
                                                  ---------------
                                                $      3,046,882
                                                  ===============

Management believes that the financial support and management expertise of the Company combined with HealthyConnect's comprehensive suite of software products, customer relationships and opportunities and technical knowledge base will result in the rapid acceleration of the HealthyConnect business strategy of providing state-of-the-art web-based customer relationship management tools to healthcare organizations throughout the United States, Canada and Japan. This value is represented by the recognition of the goodwill component of the purchase price.

None of the amount allocated to goodwill is expected to be deductible for income tax purposes.

Had the acquisition occurred effective January 1, 2001 and January 1, 2000, the pro forma results of operations would have been as follows:



                                                               2001                   2000
                                                        ---------------       --------------

       Net sales                                     $         618,180      $    11,030,026
       Net Income (Loss)                                    -4,353,221            7,598,327
       Earnings (Loss) per common share  - Basic                 -0.42                 0.26
                                         - Diluted               -0.42                 0.24


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

A summary of significant accounting policies is as follows:

      GENERAL--These financial statements are expressed in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

      CONSOLIDATION--The consolidated financial statements as at and for the year ended December 31, 2001 include the accounts of the Company, as well as those of its wholly-owned subsidiary from the date of acquisition (see
      Note 1). All intercompany transactions and balances from the date of acquisition have been eliminated on consolidation. Prior to January 1, 2001, the Company had no subsidiaries.

      REVENUE RECOGNITION - SOFTWARE BUSINESS -The Company's significant revenues are generated from licensing, implementation and maintenance and support related to its software applications. The Company uses the following criteria for revenue recognition:

      - Licensing fees are recognized at the time of delivery and acceptance of the software by the customer.

      - Revenues from installation and implementation services are recognized on a stage-of-completion basis as the services are provided.

      - Maintenance and support revenues are recognized on a straight-line basis over the term of the contract, the balance being deferred.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


      REVENUE RECOGNITION -BAKED FOOD PRODUCTS BUSINESS--The Company recognizes revenue from product sales upon shipment to its customers. All discounts and allowances provided to customers are recorded as allowances in determining net sales.

      ADVERTISING AND PROMOTION--All costs associated with advertising, promotion, marketing and slotting of the Baked Food Products business are charged to operations as incurred. Such expenses are included in selling, general and administrative expenses in the statement of operations and amounted to $0, $641,902 and $2,050,865 for the years ended December 31, 2001, 2000 and 1999, respectively.

      CAPITAL ASSETS--Capital assets are stated at cost less accumulated depreciation and amortization. For office equipment and purchased software having technological feasibility, depreciation and amortization is provided using the straight-line method over their estimated useful lives of 2 years. Leasehold improvements are amortized over the lesser of the lease term and their estimated useful life of 3 years. The unamortized costs of software are reviewed annually for impairment. Any excess of such unamortized costs over the net realizable value of the software is charged to operations. When capital assets are sold, retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation and amortization are removed from the respective accounts and any gains or losses are included in operations. Major improvements are capitalized and repairs and maintenance are charged to operations as incurred.

      GOODWILL--Prior to the sale of the Baked Food Products business, goodwill represented the excess of the purchase price over the fair value of net assets of acquired businesses, and was being amortized on a straight-line basis over a period of twenty years. Upon the closing of the sale of assets discussed in Note 1, the remaining unamortized goodwill was written off and charged against the proceeds received.

      In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was issued in July 2001, goodwill acquired in the acquisition of HealthyConnect has not been amortized. Effective January 1, 2002, SFAS No. 142 will require the testing of goodwill for impairment rather than amortization (see Note
      14).

      DEFERRED FINANCING COSTS--Costs incurred in connection with obtaining financing are amortized over the term of the related debt.

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

      RESEARCH AND DEVELOPMENT--Research and development costs relating to the continuing development of existing software products are expensed as incurred. Research and development costs were $15,000, $135,747 and nil in 2001, 2000 and 1999, respectively.

      INCOME TAXES--The Company accounts for income taxes under the asset and liability method. Under this method, future income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and available loss carryforwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portions of such tax assets will not be realized.

      STOCK COMPENSATION--The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and continues to account for stock compensation arrangements in accordance with APB Opinion 25.

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

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


      EARNINGS PER SHARE--The Company computes "Basic Earnings per Share" under Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In arriving at net income (loss) available to common shareholders, preferred stock dividends are deducted. "Diluted Earnings per Share' reflects the potential dilution that could occur if convertible preferred stock were converted and if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the years ended December 31, 2001 and 1999, diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years. In those years, all options and warrants discussed in Notes 7 and 10 were omitted from the computation of diluted earnings (loss) per share because the options and warrants are antidilutive when net losses are reported.

      FOREIGN EXCHANGE--The Company and its wholly-owned subsidiary treat the United States dollar as their functional currency. Accordingly, gains and losses resulting from the translation of accounts designated in other than the United States dollar are reflected in the determination of net income and have not been material.

      FINANCIAL INSTRUMENTS--The financial instruments of the Company include all current assets, all liabilities and preferred stock. The fair value of the current assets and all liabilities approximate carrying value due to the short-term maturity of these instruments. Management believes that the Company is not exposed to any significant credit risk on its cash deposits. Information about concentrations of credit risk in respect to accounts receivable is disclosed in Note 3. The fair value of the preferred stock is its liquidation value.

      RESTATEMENT----During the year, the Company determined that beneficial conversion features associated with the issuance of its Series B, Series C and Series D Preferred Stock should have been reflected as a reduction of net income available to common stockholders for purposes of computing earnings per common share for each of the two years in the period ended December 31, 2000. As a result, earnings per share, as reflected in the statement of operations, has been restated for each of the two years in the period ended December 31, 2000. The impact of this restatement was to reduce the 2000 basic and diluted earnings per share by $0.80 and $0.75, respectively, and to increase the 1999 basic and diluted net loss per share by $0.38.

      RECLASSIFICATIONS----Certain reclassifications have been made to 2000 and 1999 comparative figures to conform to the current year presentation without affecting the previously reported net income (loss).



NOTE 3--SUPPLEMENTAL INFORMATION ON ACCOUNTS RECEIVABLE, SALES AND PURCHASES
----------------------------------------------------------------------------

The Company grants credit to customers in the normal course of business. Sales to one customer in the Software business in 2001 were approximately 61% of the Company's sales. Sales to one customer in the Baked Food Products business were 19% and 14% of total Company sales in 2000 and 1999, respectively. No other customers accounted for more than 10% of the Company's sales. Amounts due from these customers represented approximately 6% of the Company's net trade accounts receivable at December 31, 2001 (2000 - 0%; 1999 - 16%). Approximately 53% and 51% of the Company's inventory purchases in the Baked Foods Product business for the year ended December 31, 2000 and 1999, respectively, were from two major vendors.

Prior to 2001, the Company had several customers and vendors who are also holders of the Company's preferred and/or common stock. During the years ended December 31, 2000 and 1999, net sales to these customers were approximately $0, and $1,020,000, respectively, while purchases from such vendors were approximately $0 and $19,000, respectively.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


NOTE 4--CAPITAL ASSETS
----------------------

All of the Company's capital assets in the Baked Food Products business were sold on June 1, 2000 as part of the sale of assets described in Note 1. Capital assets as of December 31, 2001 consist of the following:


                                      Cost          Accumulated        Net Book
                                                   Depreciation          Value
                                 --------------   ----------------   -----------
         Software               $      747,901   $        249,300   $   498,601
         Office and equipment           18,612              2,656        15,956
         Leasehold Improvements          3,125                625         2,500
                                 --------------   ----------------
                                                                     -----------
                                $      769,638   $        252,581   $   517,057
                                 ==============   ================   ===========

Depreciation and amortization expense amounted to $252,581, $68,838 and $202,556 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 5--NOTE PAYABLE TO SHAREHOLDER
-----------------------------------

The unsecured note payable to a shareholder is due on demand and bears interest, payable quarterly, at the prime rate which was 4.75 % at December 31, 2001.

NOTE 6--ACCRUED EXPENSES
------------------------

Accrued expenses of the Software business at December 31 consist of the following:

                                                       2001           2000
                                                  -------------    --------
     Professional fees                          $      289,518   $       0
     Acquisition fee to a shareholder (Note 12)        117,942           0
     Software services (Note 12)                       197,000           0
     Other                                              71,461           0
                                                  -------------    --------
                                                $      675,921   $       0
                                                  =============    ========

Accrued expenses at December 31, 2001 also include liabilities of the Baked Food Products business of $1,593,091 (2000 - $1,673,969), details of which are provided in Note 1.

NOTE 7--SUBORDINATED DEBT AND PREFERRED STOCK
---------------------------------------------

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

The Company was obligated on 9% Subordinated Convertible Notes ("9% Notes") aggregating $393,332 at December 31, 1999. The 9% Notes were convertible, in the event of a default by the Company, at the option of the 9% Note holders into shares of the Company's common stock at the rate of one share for each $8.00 of outstanding principle amount. The 9% Notes, and accrued interest thereon, were repaid on June 1, 2000. When the notes were originally issued on April 28, 1994, a total of 145,188 common stock purchase warrants were issued. The warrants were exercisable at any time through April 27, 1999 and each warrant gave the holder the right to purchase one share of common stock at an exercise price of $4 per share. Effective April 28, 1999, all of the warrants, with the exception of warrants to purchase 107, 730 shares of common stock (see below), were unexercised and expired.

Effective August 1, 1998, $1,566,668 of the Company's 9% Notes were exchanged for 195,834 shares of Series A Preferred Stock pursuant to an offer to exchange made by the Company. Upon liquidation, dissolution or winding up, the holders of Series A Preferred Stock are entitled to, prior and in preference to any distribution to the holders of common stock or any other class of Preferred Stock, the amount they would have received had they converted all of the Series A Preferred Stock into shares of common stock immediately prior to liquidation and any declared but unpaid dividends prior and in preference to any distributions to the holders of common stock, any other class of Preferred Stock

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

or any other class of the Company's capital stock, whether now existing or hereafter created. If, upon the occurrence of a liquidation, the costs and funds distributed among the holders of Series A Preferred Stock is insufficient to permit the payment to such holders of the full preferential amounts, the entire assets and funds of the Company legally available for distribution are to be distributed ratably among the holders of the Series A Preferred Stock in proportion to the preferential amount each such holder is entitled to receive. Upon the exchange, the expiration date of warrants to purchase 107,730 shares of common stock was extended to April 27, 2001 from April 27, 1999. None of these warrants were exercised and all expired on April 27, 2001.

The holders of shares of Series A Preferred Stock were entitled to receive, when and as declared by the Board of Directors out of the assets of the Company legally available for payment, dividends at the rate per share of ten percent (10%) per annum on the aggregated stated value ($8.00 per share) of the Series A Preferred Stock. Dividends totaling $222,300 and $73,334 were declared and paid during 2000 and 1999, respectively. No other dividends have been declared or paid on the Series A Preferred Stock since June 1, 2000.

Each holder of Series A Preferred Stock had the right to convert each of such holder's shares of Series A Preferred Stock into one share of common stock until July 31, 2001. However, on August 1, 2001, each share of Series A Preferred Stock was to automatically convert into one share of common stock. During 1999, holders of 12,500 shares of Series A Preferred Stock with a stated value of $100,000 elected to convert such shares into 12,500 of the Company's common stock.

On February 5, 2001, the Company offered each holder of Series A Preferred stock the option to convert each share into four shares of common stock in exchange for not receiving any additional dividends on the Series A Preferred Stock since the last dividend paid on July 31, 2000, and for a full legal release given to the Company. All shareholders except one exercised this option and received four shares of common stock in exchange for each share of Series A Preferred Stock. The remaining shareholder owned 2,084 shares of Series A Preferred Stock and received 2,084 shares of common stock on August 1, 2001 per the Series A Preferred Stock agreement. For accounting purposes, the four-for-one share conversion inducement has been reflected as a deemed dividend in 2001 in the amount of $271,875.

On April 12, 1999 the Company consummated a private placement whereby the Company received proceeds of $1,410,464, net of expenses of $339,536, in exchange for 35,000 shares of Series B Preferred Stock (convertible at any time into 175,000 shares of common stock, to be adjusted based on an antidilution provision, as defined) and a warrant to purchase 700,000 shares (to be adjusted based on an antidilution provision, as defined) of common stock for $0.01 per share (exercised on April 7, 2000 for 1,005,780 shares as adjusted for the antidilution provisions). For accounting purposes, the beneficial conversion feature and fair value of the warrant has been reflected as a deemed dividend in 1999 in the amount of $1,750,000.

From December 23, 1999 to January 7, 2000 the Company consummated a private placement to the Chairman of the Board and other shareholders whereby the Company sold 253,663 shares of 12% Cumulative Series C Preferred Stock (to be redeemed at a rate of $30 per share) and received $4,459,732 net of expenses of $613,528 (inclusive of 26,163 shares of Series C Preferred Stock issued for placement services). On June 1, 2000, the Company declared and paid dividends totaling $253,663 and redeemed all of the outstanding Series C Preferred Stock for $7,609,890 in cash. For accounting purposes, the excess of the redemption price over the original net proceeds received on issuance has been reflected as a deemed dividend in 2000 in the amount of $3,150,158.

On April 6, 2000 the Company consummated a private placement to the Chairman of the Board and other shareholders whereby the Company sold 100,000 shares of 12% Cumulative Series D Preferred Stock (to be redeemed at the rate of $30 per share six months after the closing of the sale of the Company's assets) and received $1,780,146 net of expenses of $219,854. On December 1, 2000, the Company declared and paid dividends totaling $158,365 and redeemed all of the outstanding Series D Preferred Stock for $3,000,000 in cash. For accounting purposes, the excess of the redemption price over the original net proceeds received on issuance has been reflected as a deemed dividend in 2000 in the amount of $1,219,854.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

NOTE 8--PACKAGING LOSS LIABILITY
--------------------------------
Packaging for products of the Company's Baked Food Products business was generally purchased directly by the Company's suppliers based upon the Company's projected sales of a product. Upon discontinuance of a product or in instances where sales did not meet expectations, the Company incurred a liability to its suppliers for unused packaging. At December 31, 1999, the Company had accrued $565,710 as amounts due to certain suppliers. On March 15, 2000, the Company entered into an agreement with one of its suppliers (whose sole shareholder is a shareholder of the Company and was a director of the Company until December
1997) and the Company's Chairman of the Board whereby the Chairman of the Board personally assumed the remaining liability by paying $100,000 in cash and issuing a promissory note for $401,084. During 2000, the Company reimbursed the Chairman of the Board for the payments made on its behalf and the entire obligation has been satisfied. As of December 31, 2001 and 2000, respectively, the Company has accrued $20,709 and $28,695 for obsolete packaging loss liability. The unpaid balance at December 31, 1999 of approximately $501,000 is included in the above-mentioned accrual as of December 31, 2000.

NOTE 9--INCOME TAXES
--------------------
The Company uses the asset and liability method for determining deferred income taxes. Because of the Company's losses there is no current income tax provision (benefit) for the years ended December 31, 2001 and 1999. The provision (benefit) for income taxes consists of the following:



                                                               2001                2000                1999
                                                         -----------------   -----------------   -----------------
         Current:
               Federal                                  $               0   $         160,000   $               0
               State                                                    0                   0                   0
                                                         -----------------   -----------------   -----------------
                                                                        0             160,000                   0
                                                         -----------------   -----------------   -----------------
         Deferred (net):
               Federal                                         -1,252,000           2,802,000          -2,444,000
               State                                             -147,000             494,000            -431,000
                                                         -----------------   -----------------   -----------------
                                                               -1,399,000           3,296,000          -2,875,000
         (Decrease) Increase in valuation allowance             1,399,000          -3,296,000           2,875,000
                                                         -----------------   -----------------   -----------------
                                                                        0                   0                   0
                                                         -----------------   -----------------   -----------------
                                                        $               0   $         160,000   $               0
                                                         =================   =================   =================

A reconciliation of the provision for income taxes on income and the amount computed by applying the federal income tax rate to net loss before income tax expense is as follows:



                                                                            2001                2000                1999
                                                                      -----------------   -----------------   -----------------

         Income (Loss) before Provision for Income Taxes             $      -1,638,426   $       9,886,793   $      -7,635,331
                                                                      -----------------   -----------------   -----------------
         Computed income tax expense (benefit) at
               federal statutory rate                                $        -557,000   $       3,382,000   $      -2,596,000
         State income taxes                                                    -65,000             448,000            -350,000
         Amortization of intangible assets                                           0              23,000              55,000
         Deduction of previously nondeductible
               goodwill                                                              0            -397,000                   0
         Adjustment to net operating loss carryforward                        -777,000                   0              16,000
         (Decrease) Increase in valuation allowance for
               deferred tax benefit                                          1,399,000          -3,296,000           2,875,000
                                                                      -----------------   -----------------   -----------------
                                                                     $               0   $         160,000   $               0
                                                                      =================   =================   =================



                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


The Company's net deferred income tax asset consists of the following:

                                                   2001             2000
                                              -------------   --------------
     Gross deferred tax assets:
           Net operating loss carryforwards  $   7,179,000   $    5,379,000
           Accounts receivable allowances          246,000          579,000
           Amortization of goodwill                      0                0
           Restructuring liability                  40,000          108,000
           Alternative Minimum Tax credits         160,000          160,000
           Other                                    17,000           17,000
                                              -------------   --------------

           Total gross deferred tax assets   $   7,642,000   $    6,243,000
           Less valuation allowance             -7,642,000       -6,243,000
                                              -------------   --------------

           Net deferred taxes                $           0   $            0
                                              =============   ==============

Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

At December 31, 2001, the Company has available for tax reporting purposes approximately $18,893,000 of net operating loss carryforwards expiring in varying amounts through 2019 and approximately $160,000 of alternative minimum tax credits which do not expire. As a result of the private placement of Series B Preferred Stock in 1999, the utilization of net operating loss carryforwards generated prior to the transaction are limited under Section 382 of the Internal Revenue Code.

At December 31, 2001, 2000 and 1999, a valuation allowance for the full amount of deferred tax assets was recorded because of uncertainties as to the amount of taxable income that will be generated in future years. Deferred tax assets at December 31, 2001 relating to net operating loss carryforwards include $1,581,000 for tax losses of HealthyConnect as at the acquisition date (see Note
1), which is fully provided for in the valuation allowance at December 31, 2001. To the extent that benefits from such losses are realized in future years, such benefits will be reflected in the financial statements as a reduction of goodwill on acquisition.

NOTE 10--STOCK OPTIONS AND WARRANTS
-----------------------------------

Pursuant to the 1989 Stock Option Plan (the "1989 Plan") and the 1995 Stock Option Plan (the "1995 Plan"), the Company is authorized to grant stock options for a maximum of 1,125,000 shares, collectively, of the Company's common stock. Incentive stock options and nonqualified stock options may be granted to employees and employee directors and nonqualified stock options may be granted to consultants, non-employee directors and other non-employees.

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

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


Pursuant to the 1994 Formula Stock Option Plan (the "1994 Plan") the Company is authorized to grant, to non-employee directors who are not holders of more than 5% of the outstanding shares of stock of the Company, nonqualified stock options to purchase up to 75,000 shares of the Company's common stock. Options granted pursuant to the plan shall be at the fair market value of the stock and all options shall be for a term of ten years.

Pursuant to the 1994 Plan, prior to August 29, 2001, each eligible director who became a director received on the date of the eligible director's election options to purchase a total of 1,500 shares that vested and became exercisable in three equal installments, one-third on the date of grant and one-third on each of the first and second anniversaries of such grant. Each eligible director on January 1 of each year who has served as director for at least one full year and has met other specified requirements received options to purchase a total of 1,500 shares that vested and became exercisable in two equal installments, one-half on the date of grant and one-half on the first anniversary of such grant. The exercise price of these options was the fair market value of the shares of Common Stock on the date of grant. In addition, on August 15, 1994, eligible directors were granted options for a total of 27,500 shares of common stock representing options for 1994 as well as for past service. Options granted to individuals who were directors on August 15, 1994 vested and became exercisable in two equal installments on the date of the grant and on the first anniversary of the grant.

Effective August 29, 2001, each eligible non-employee director on January 1 of each year will receive options to purchase 12,500 shares that vest and become exercisable on the date of grant. The exercise price of these options shall be the average of the closing fair market value of the shares of common stock for the thirty trading days prior to the date of grant.

Following is a table indicating the activity during the years 2001, 2000 and 1999 for such plans:




                                                                                        Weighted Average
                                                                    Shares               Exercise Price
                                                                ------------------  -------------------------

              Options outstanding at January 1, 1999                      485,785              $ 6.20
                    Granted during the year                                57,500              $ 10.43
                    Exercised during the year                              -1,743              $ 1.60
                    Forfeited                                            -326,846              $ 6.81
                                                                ------------------
              Options outstanding at December 31, 1999                    214,696              $ 6.30
                    Granted during the year                                 4,500              $ 1.50
                    Exercised during the year                                   0
                    Forfeited                                             -55,846              $ 6.78
                                                                ------------------
              Options outstanding at December 31, 2000                    163,350              $ 6.01
                    Granted during the year                                     0
                    Exercised during the year                                   0
                    Forfeited                                                   0
                                                                ------------------
              Options outstanding at December 31, 2001                    163,350              $ 6.01

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2001:



                                                   Weighted
                                                    Average       Weighted
              Range of               Remaining    Contractual      Average                          Average
              Exercise                Number         Life         Exercise          Number          Exercise
               Prices               Outstanding    (Months)         Price         Exercisable        Price
      ------------------------------------------------------------------------  ----------------  ------------
        $  1.50                         4,500         96            $ 1.50           4,500          $ 1.50
        $  2.80 to $  3.20              4,350         11            $ 2.86           4,350          $ 2.86
        $  6.00                       148,500         40            $ 6.00         148,500          $ 6.00
        $ 10.75 to $ 12.38              6,000         85            $ 11.82          6,000         $ 11.82

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

In addition to the stock options issued pursuant to the above plans, the Company has granted options which are not covered by a formal plan. Options granted prior to 2001 had a term of 10 years and were exercisable immediately at an exercise price equal to the quoted market value of the common stock at the grant date. In 2001, the Company granted options to purchase 785,000 shares with a term of 10 years and an exercise price equal to the average of the closing fair market value of the shares of common stock for the thirty trading days prior to the date of grant. Of these, 400,000 are exercisable immediately; the remaining 385,000 vest and become exercisable in three equal instalments on the first, second and third anniversary date of such grant.

Following is a table indicating the activity during the years 2001, 2000 and 1999 for option grants not covered by a formal plan:


                                                                                           Weighted Average
                                                                       Shares               Exercise Price
                                                                 --------------------  -------------------------

              Options outstanding at January 1, 1999                         443,750              $ 3.18
                    Granted during the year                                        0
                    Exercised during the year                                      0
                    Forfeited                                               -398,750              $ 2.80
                                                                 --------------------

              Options outstanding at December 31, 1999                        45,000            $ 6.52
                    Granted during the year                                        0
                    Exercised during the year                                      0
                    Forfeited                                                      0
                                                                 --------------------
              Options outstanding at December 31, 2000                        45,000              $ 6.52
                    Granted during the year                                  785,000              $ 0.74
                    Exercised during the year                                      0
                    Forfeited                                                      0
                                                                 --------------------
              Options outstanding at December 31, 2001                       830,000              $ 3.66


The following table summarizes information about these stock options as of December 31, 2001:






                                                    Weighted
                                                     Average        Weighted
             Range of               Remaining      Contractual       Average                     Average
             Exercise                Number           Life          Exercise     Number          Exercise
              Prices               Outstanding      (Months)          Price    Exercisable        Price
      -------------------------------------------------------- ------------- ----------------  -----------
        $  0.74 to $ 0.75            785,000         116            $ 0.74       400,000          $ 0.74
        $  6.00                       40,000         33             $ 6.00        40,000          $ 6.00
        $ 10.25 to $ 11.25             5,000         87             $ 10.65        5,000         $ 10.65


As permitted under generally accepted accounting principles, grants under the plans are accounted for following provisions of APB Opinion 25 and its related interpretations. Accordingly, to the extent that the exercise price equals or exceeds the quoted market price at the date of grant, no compensation cost is recognized for share options granted to employees and directors. Compensation cost of $3,160 (2000 and 1999 - $0) has been recognized in the statement of operations for grants made to a non-employee director for ongoing consulting services provided to the company. In addition, the purchase price of the HealthyConnect, Inc. acquisition (see Note 1) includes $62,300 which is the fair value of options issued to a non-employee director for consulting services rendered in connection with the acquisition. Had compensation cost been determined based on the fair value method prescribed in FAS No. 123, the reported net income (loss) and basic and diluted earnings (loss) per common share for 2001 would have been approximately $(207,000) and $(0.03), respectively, higher than (2000 and 1999 - approximately the same as) that which is presented in the statement of operations.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


In determining the compensation cost based on the fair value method prescribed by FAS No. 123, the following assumptions were used:




                                        2001          2000        1999
                                     ------------------------------------------
Risk-free interest rate                 4.60%         5.94%      5.82%
Expected option life                   84 months     84 months   84 months
Expected volatility                    100%          100%        100%
Expected dividends                     None          None        None

Additionally, during 1998 the Company issued warrants to purchase 50,000 shares of the Company's common stock, at $11.00 per share. Such warrants, which expire in April 2008, were issued in conjunction with the execution of a manufacturing agreement with one of the Company's former suppliers. Management believes that the warrants had no value at the date of issuance.

The underwriting agreement entered into in connection with the Company's initial public offering in November 1998 granted the underwriter a warrant, expiring in November 2002, to purchase 100,000 shares of common stock at 165% of the offering price ($19.80 per share).

NOTE 11--EMPLOYEE BENEFIT PLAN
------------------------------

Prior to 2001, the Company maintained 401(k) savings plans for the benefit of all eligible employees, as defined. Participants could have elected to contribute a percentage of their salary to the plan. The Company could have made matching and discretionary contributions at its discretion, subject to limitations imposed by the plans. No Company contributions were made in 2000 or 1999.

The Company's two collective bargaining agreements required the Company to participate in two multi-employer, union-administered, defined contribution health and welfare and pension plans covering all union employees. Contributions to these plans by the Company were $70,353 and $179,420 for the years ended December 31, 2000 and 1999 respectively.

Upon consummation of the sale of assets that took place on June 1, 2000, BF USB assumed all responsibility for the above mentioned plans.

At December 31, 2001 the Company had no employee benefit plan.


NOTE 12--COMMITMENTS AND CONTINGENCIES
--------------------------------------

Commitments:

Prior to the sale of the Baked Food Products Business, the Company leased office and warehouse space, vehicles and office equipment under various operating leases expiring through 2004. Upon the consummation of the sale of assets on June 1, 2000, all such leases were assigned to BF USB. Total rent expense for the years ended December 31, 2001, 2000 and 1999 was $31,227, $220,314 and
$869,900, respectively.

At December 31, 2001, the Company has non-cancelable operating lease commitments for premises and office equipment which require future minimum annual lease payments of $149,864 in 2002, $147,094 in 2003, $103,060 in 2004, $95,754 in
2005 and $15,480  in 2006.

Pursuant to the private placement of Series B Preferred Stock (Note 7), the Company entered into an agreement that requires the Company to pay a fee to an affiliate of the holder of the Series B Preferred Stock of 5% on the first $5,000,000 and 3% thereafter of the proceeds of all future debt and equity financings. A member of the Company's Board of Directors serves as president of

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


the affiliate to the holder of the Series B Preferred Stock. During 1999, the affiliate of the holder of Series B Preferred Stock received 2,288 shares of Series C Preferred Stock and $257,500 in cash. In 2000, the affiliate of Series B Preferred Stock received $45,760 in cash representing amounts due as of December 31, 1999 and $349,800 representing a commission related to the sale of assets on June 1, 2001. This agreement expired in September 2001, and at December 31, 2001 the Company has accrued a $117,942 fee relative to the acquisition of HealthyConnect, Inc. The holder of Series B Preferred stock also has antidilutive rights whereby it is entitled to receive additional common stock based on a formula, upon the issuance by the Company of shares of common stock. As of December 31, 2001, the Company estimates that approximately 1,000,000 shares of common stock will be issued under the antidilution provision in connection with the issuance of common stock in 2001.

The Company will issue 169,000 shares of common stock in partial settlement of amounts accrued for software services (Note 6).

Litigation:

On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amendment Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act ("UFTA"). Pate requests damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 6, 2001 Pate's filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate's also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended Complaint. The Company opposed the motion, which was denied by the Court on March 12, 2002. The Company intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of Pate's products and filed a motion to dismiss the asserted claims. As of December 31, 2001 and 2000, respectively, the Company has recorded a liability of $600,000 in addition to the normal trade payable of $100,317 and accounts receivable of $195,251 due from Pate (Note 1), representing management's best estimate of the cost to settle this claim.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or, if not so covered, are without merit or are of such a kind, or involve such amounts, that unfavorable disposition would not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 13--RESTRUCTURING
----------------------
Effective August 13, 1997, two Company executives/stockholders resigned and entered into agreements to provide consulting services to the Company through August 1998 and include a clause restricting the former executives from competing with the Company. The agreements cumulatively provide for (a) consulting fees aggregating $200,000 per year for five years, (b) automobile and office allowances aggregating $83,600 per year for three years, (c) life and health insurance coverage for five years and (d) forgiveness of debts aggregating $88,030. In addition, the Company exchanged its Cool Fruits Fruit Juice Freezers product line and assigned the Company's license agreement for Chiquita Tropical Freezers product line to one of the individuals for the cancellation of options to purchase 250,000 shares of the Company's common stock.

The cost of the benefits being paid to the former executives was charged to expense in 1997 and accrued using a present value method over the expected term of the agreements. The Company recognized $23,694, $49,703 and $73,663 as related interest expense for the years ended December 31, 2001, 2000 and 1999 respectively. At December 31, 2001 and 2000, the balance sheet reflected a liability of $107,393 and $283,698 respectively, of which $107,393 and $162,676 respectively were included in the current portion of long-term liabilities.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


NOTE 14--RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------
GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. The Company will adopt SFAS No. 142 effective January 1, 2002 when adoption is mandatory. SFAS No. 142 will require the annual testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. The Company is currently assessing the impact of adopting SFAS No. 142 on its consolidated financial statements.


NOTE 15--SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)
-----------------------------------------------------------



                                                      First            Second                Third            Fourth
                                                      Quarter         Quarter              Quarter            Quarter
                                                ----------------  ----------------     ----------------  ----------------
     2001                                                        (IN THOUSANDS EXCEPT EARNINGS PER SHARE)
         Revenues                                 $           0     $           0         $          0     $       94
         Operating income (loss)                            -47              -353                 -761           -592
         Income (loss) before income taxes                  -11              -343                 -739           -545
         Net income (loss)                                  -11              -343                 -739           -545

         Earnings per share - basic                $      -0.05     $       -0.06         $      -0.13     $    -0.05
         Earnings per share - diluted              $      -0.05     $       -0.06         $      -0.13     $    -0.05

     2000
         Revenues                                  $      6,365     $       4,144         $          0     $        0
         Operating income (loss)                         -1,370            -2,654                  302           -235
         Income (loss) before income taxes               -1,564            11,814                 -188           -175
         Net income (loss)                               -1,564            11,514                 -188            -35

         Earnings per share - basic                $      -0.33     $        1.40         $      -0.05     $    -0.25
         Earnings per share - diluted              $      -0.33     $        1.33         $      -0.05     $    -0.25


Earnings per share figures for the first quarter 2001 and the second and fourth quarter 2000 have been restated to reflect the beneficial conversion features associated with the issuance of the Company's Series B, Series C and Series D Preferred Stock as a reduction of net income available to common shareholders for purposes of computing earnings per share, as described in Note 2.

The impact of this restatement on quarterly per share figures previously reported in the Form 10-K for the year ended December 31, 2000 and in the Form 10-Q for the first quarter ended March 31, 2001 is to increase the first quarter 2001 basic and fully diluted net loss per share by $0.05; to reduce the second quarter 2000 basic and fully diluted earnings per share by $0.55 and $0.54, respectively; and, to increase the fourth quarter 2000 basic and fully diluted net loss per share by $0.24.


                            ADDITIONAL FINANCIAL DATA

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

In connection with our audit of the financial statements of NEXT GENERATION TECHNOLOGY HOLDINGS, INC. referred to in our report dated February 15, 2002 which is included in this Form 10-K, we have also audited Schedule II as of and

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

for the year ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


BDO DUNWOODY LLP

Toronto, Ontario
February 15, 2002



To the Board of Directors of
Next Generation Technology Holdings,  Inc.


In connection with our audit of the financial statements of NEXT GENERATION TECHNOLOGY HOLDINGS, INC. referred to in our report dated March 3, 2001 which is included in this Form 10-K, we have also audited Schedule II as of and for the years ended December 31, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

ALTSCHULER, MELVOIN AND GLASSER LLP



Chicago, Illinois
March 3, 2001

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.






                                   SCHEDULE II

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                             Column B                 Column C                                 Column E
                                             Balance at        Charged          Charged                         Balance
                                             Beginning         to Costs         to Other        Column D        at End
                                             of Period       and Expense       Accounts (a)    Writeoffs       of Period
                                         -----------------  ------------------------------ ---------------  ---------------

2001
Allowances on trade accounts receivable  $     1,522,992  $             0  $            0  $     -868,360  $       654,632
                                            =============  ===============  ==============  ==============  ===============

Valuation allowance for deferred tax
assets                                   $     6,243,000  $     1,399,000  $            0  $            0  $     7,642,000
                                            =============  ===============  ==============  ==============  ===============

2000
Allowances on trade accounts receivable  $     2,857,970  $       905,430  $     -780,710  $   -1,459,698  $     1,522,992
                                            =============  ===============  ==============  ==============  ===============

Reserve for inventory obsolescence       $       153,160  $             0  $     -153,160  $            0  $             0
                                            =============  ===============  ==============  ==============  ===============

Valuation allowance for deferred tax
assets                                   $     9,539,000  $    -3,296,000  $            0  $            0  $     6,243,000
                                            =============  ===============  ==============  ==============  ===============

1999
Allowances on trade accounts receivable  $     2,489,260  $     4,491,203  $            0  $   -4,122,493  $     2,857,970
                                            =============  ===============  ==============  ==============  ===============

Reserve for inventory obsolescence       $       153,160  $             0  $            0  $            0  $       153,160
                                            =============  ===============  ==============  ==============  ===============

Valuation allowance for deferred tax
assets                                   $     6,664,000  $     2,875,000  $            0  $            0  $     9,539,000
                                            =============  ===============  ==============  ==============  ===============


(a) Amounts charged to other accounts in 2000 represents allowances that were assumed upon sale of assets to BF USB, Inc.

LOGO                     BDO DUNWOODY LLP           4255 Sherwoodtowne Blvd.
                         Chartered Accountants      Mississauga, Ontario L4Z 1Y5
                         and Consultants            Telephone:  (905) 270-7700
                                                    Telefax:  (905) 270-7915

















================================================================================

                                                                AUDITORS' REPORT

--------------------------------------------------------------------------------




TO THE SHAREHOLDERS
HEALTHYCONNECT.COM, INC.


We have audited the balance sheets of HealthyConnect.com Inc. as at October 8, 2001, December 31, 2000 and 1999 and the statements of operations, shareholders' equity and cash flows for the period ended October 8, 2001, the year ended December 31, 2000 and the period from inception to December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at October 8, 2001, December 31, 2000 and 1999 and the results of its operations and its cash flows for the period ended October 8, 2001, the year ended December 31, 2000 and the period from inception to December 31, 1999 in accordance with generally accepted accounting principles in the United States of America.


/S/ BDO Dunwoody LLP
-------------------------

Chartered Accountants

Mississauga, Ontario
December 20, 2001


===================================================================================================
                                                                        HEALTHYCONNECT.COM INC.
                                                                                  BALANCE SHEETS
                                                            (EXPRESSED IN UNITED STATES DOLLARS)

                                                           OCTOBER  8,   December 31,  December 31,
                                                                  2001           2000         1999
---------------------------------------------------------------------------------------------------


ASSETS
CURRENT
    Cash                                                   $   128,224    $    31,106    $  --
    Accounts receivable, net of allowances of
      $7,245, $7,245 and $Nil as of October 8,
      2001, December 31, 2000 and 1999, respectively            36,957        138,955       --
    Prepaid expenses                                            65,095         24,474       --
    Due from shareholder (Note 1)                                 --             --       12,000
                                                           -------------------------------------

                                                               230,276        194,535       --
CAPITAL ASSETS, net of accumulated amortization
  of $4,501, $Nil and $Nil as of October 8, 2001,
December 31, 2000 and 1999, respectively (Note 2)                7,502           --         --
SOFTWARE ASSETS, net of accumulated amortization
of $1,246,501,  $498,600 and $Nil as of October 8, 2001,
  December 31, 2000 and 1999,
respectively (Note 3)                                          747,901      1,495,802       --
                                                           -------------------------------------

                                                           $   985,679    $ 1,690,337    $12,000
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
    Accounts payable (Note 4)                              $   210,596    $    34,726    $  --
    Accrued compensation                                        21,605         18,223       --
    Accrued professional fees                                   90,080         95,551       --
    Other accrued expenses                                     356,181        353,945       --
    Deferred revenue                                            48,595         34,738       --
    Due to shareholder (Note 1)                                 54,400        175,000       --
    Note payable (Note 5)                                      325,000           --         --
                                                           -------------------------------------

                                                             1,106,457        712,183       --
                                                           -------------------------------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
    Share capital (Note 6)                                   3,977,437      2,814,097     12,000
    Deficit                                                 (4,098,215)    (1,835,943)      --
                                                           -------------------------------------

                                                              (120,778)       978,154     12,000
                                                           -------------------------------------

                                                           $   985,679    $ 1,690,337    $12,000
===================================================================================================



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements


===================================================================================================
                                                                        HEALTHYCONNECT.COM INC.
                                                                        STATEMENT OF OPERATIONS
                                                            (EXPRESSED IN UNITED STATES DOLLARS)

                                                   FOR THE PERIOD   For the year  For the period
                                                            ENDED          ended    inception to
                                                       OCTOBER 8,   December 31,    December 31,
                                                             2001           2000            1999
---------------------------------------------------------------------------------------------------


SALES                                              $   523,869    $   521,482        $    --

COST OF SALES                                          192,696        228,551             --
                                                   ---------------------------------------------

GROSS PROFIT                                           331,173        292,931             --
                                                   ---------------------------------------------

OPERATING EXPENSES
    Amortization expense                               752,402        498,600             --
    Research and development                            15,000        135,747             --
    Selling, general and
    administrative                                   1,885,899        626,344             --
                                                   ---------------------------------------------

                                                     2,653,301      1,260,691             --
                                                   ---------------------------------------------

NET LOSS FOR THE PERIOD BEFORE
SETTLEMENT OF DEBT AND FINANCING COSTS              (2,322,128)      (967,760)            --
                                                   ---------------------------------------------

SETTLEMENT OF DEBT                                     (61,797)          --               --
FINANCING COSTS                                          1,941        868,183             --
                                                   ---------------------------------------------

                                                       (59,856)       868,183
                                                   ---------------------------------------------

NET LOSS FOR THE PERIOD                            $(2,262,272)   $(1,835,943)       $    --
===================================================================================================



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements


================================================================================================================
                                                                                          HEALTHYCONNECT.COM INC.
                                                                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                                             (EXPRESSED IN UNITED STATES DOLLARS)


INCEPTION TO OCTOBER 8, 2001                       COMMON SHARES
----------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONAL
                                                         PAR VALUE      PAID-IN
                                             NUMBER          (.001)     CAPITAL        DEFICIT           TOTAL
                                          ----------------------------------------------------------------------

Shares issued to founders                  12,000,000   $   12,000   $      --      $      --      $    12,000
                                          ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999
                                           12,000,000       12,000          --             --           12,000
                                          ----------------------------------------------------------------------

Shares issued to founders                   2,400,000        2,400          --             --            2,400

Shares issued re: Harmonie  transaction
(Note 3)                                    2,633,546        2,634     1,753,063           --        1,755,697

Shares issued for consideration of
shareholder advancing funds (Note 1)
                                            1,200,000        1,200       802,800           --          804,000

Shares issued for cash consideration,
net of share issue
costs of $60,000
                                              433,928          434       239,566           --          240,000
                                          ----------------------------------------------------------------------

                                           18,667,474       18,668     2,795,429           --        2,814,097
Net loss for the period                          --           --            --       (1,835,943)    (1,835,943)
                                          ----------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000
                                           18,667,474       18,668     2,795,429     (1,835,943)       978,154
                                          ----------------------------------------------------------------------


Shares issued for cash consideration,         911,666          912          --             --              912
net of share issue costs of $113,537
                                            1,121,328        1,121       134,430           --          135,551

Shares issued for services rendered
                                            5,000,000        5,000       295,000           --          300,000

Shares issued to employees                  9,165,000        9,165       540,735           --          549,900

Shares issued to surrender options
(Note 6)                                      246,692          247          --             --              247

Shares issued to shareholders               2,736,040        2,736          --             --            2,736

Shares issued to controlling
shareholder (Note 6)                        4,355,069        4,355       169,639           --          173,994
                                          ----------------------------------------------------------------------

                                           23,535,795       23,536     1,139,804           --        1,163,340
                                          ----------------------------------------------------------------------

Net loss for the period                          --           --            --       (2,262,272)    (2,262,272)

                                          ----------------------------------------------------------------------


BALANCE AT OCTOBER 8, 2001                 42,203,269   $   42,204   $ 3,935,233    $(4,098,215)   $  (120,778)
================================================================================================================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements



================================================================================================
                                                                         HEALTHYCONNECT.COM INC.
                                                                         STATEMENT OF CASH FLOWS
                                                            (EXPRESSED IN UNITED STATES DOLLARS)


                                                 FOR THE PERIOD   For the year   For the period
                                                          ENDED          ended     inception to
                                                     OCTOBER 8,   December 31,     December 31,
                                                           2001           2000            1999
------------------------------------------------------------------------------------------------


CASH FLOWS PROVIDED BY
(USED IN)
    Net loss for the period                        $(2,262,272)   $(1,835,943)   $    --
    Adjustments to reconcile net
    income to net cash provided
    by operating activities
       Amortization                                    752,402        498,600         --
       Issuance of common shares
         for services                                1,026,877        804,000         --
       Changes in assets and
       liabilities relating to
       operations
           Accounts receivable                         101,998       (138,955)        --
           Prepaid expenses                            (40,621)       (24,474)        --
           Accounts payable                            176,016        501,244         --
           Deferred revenue                             13,857         34,738         --
                                                   ---------------------------------------------

                                                      (231,743)      (160,790)        --
                                                   ---------------------------------------------

    INVESTING ACTIVITIES
       Purchase of software asset                         --         (235,104)        --
       Purchase of capital assets                      (12,003)          --           --
       Due from shareholders                              --           12,000      (12,000)
                                                   ---------------------------------------------

                                                        (12,003)     (223,104)        --
                                                   ---------------------------------------------

    FINANCING ACTIVITIES
       Issuance of common shares                       136,464        240,000       12,000
       Note payable                                    325,000           --           --
       Due to shareholders                            (120,600)       175,000
                                                   ---------------------------------------------

                                                       340,864        415,000         --
                                                   ---------------------------------------------

NET INCREASE IN CASH DURING
THE PERIOD                                              97,118         31,106         --

CASH, beginning of period                               31,106           --           --
                                                   ---------------------------------------------

CASH, end of period                                $   128,224    $    31,106    $    --
================================================================================================


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements


====================================================================================================
                                                                             HEALTHYCONNECT.COM INC.
                                                                             STATEMENT OF CASH FLOWS
                                                                (EXPRESSED IN UNITED STATES DOLLARS)


                                           FOR THE PERIOD         For the year        For the period
                                                    ENDED                ended          inception to
                                               OCTOBER 8,         December 31,          December 31,
                                                     2001                 2000                 1999
----------------------------------------------------------------------------------------------------


SUPPLEMENTARY CASH FLOW
INFORMATION

   Cash paid for interest                          $8,189           $    7,642         $     --
====================================================================================================


SUPPLEMENTARY SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

   Shares issued for Harmonie
   transaction (Note 1)                            $ --             $1,755,697         $     --



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements

================================================================================
                                                         HEALTHYCONNECT.COM INC.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


OCTOBER 8, 2001, DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ORGANIZATION AND
DESCRIPTION OF BUSINESS         HealthyConnect.com  Inc. (the "Company or
                                HealthyConnect") was incorporated in the State of Delaware on November 3, 1999. HealthyConnect is a web management information technology company with proprietary software and web architecture engineering capabilities.
                                HealthyConnect software products include WebKit, a web enabling hospital-based software,
                                Professional Health Monitor, a physician office management software and Clinic@Home, a consumer health management software.

GENERAL The financial statements are expressed in United States dollars and are prepared in accordance with U.S. generally accepted accounting principles.

USE OF ESTIMATES                The preparation of financial statements in
                                conformity with general accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CAPITAL ASSETS                  Capital assets are recorded at cost less
                                accumulated amortization. Amortization is provided on a straight-line basis over their estimated useful lives as follows:

                                Computer equipment      - 2 years
                                Furniture               - 2 years
                                Leasehold improvements  - 2  years - the shorter
                                                          of estimated economic
                                                          life or lease term)

SOFTWARE ASSETS                 Software assets, consisting mainly of assets
                                acquired through the Harmonie transaction (Note
                                3) having technological feasibility, are recorded at cost. Amortization is the greater of the straight-line basis and the ratio of actual sales to total projected sales.

                                The unamortized costs will be reviewed annually for impairment. Any excess of such unamortized costs over the net realizable value of the software is charged to operations.

IMPAIRMENT OF LONG-LIVED
ASSETS In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

================================================================================
                                                         HEALTHYCONNECT.COM INC.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


OCTOBER 8, 2001, DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


REVENUE RECOGNITION             The Company's significant revenues are generated
                                from licensing, implementation and maintenance and support related to its software applications. The Company uses the following criteria for revenue recognition:

                                Licensing fees are recognized at the time of acceptance of the software by the client. Service fees are recognized as services are provided. Maintenance and support revenue is recognized on a straight-line basis over the term of the contract, the balance being deferred.

RESEARCH AND DEVELOPMENT        Research and development costs relating to the
                                continuing development of existing software products is expensed as incurred.

INCOME TAXES                    The Company accounts for income taxes under the
                                asset and liability method. Under this method, future income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and available loss carryforwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portions of such tax assets will not be realized.

================================================================================
                                                         HEALTHYCONNECT.COM INC.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


OCTOBER 8, 2001, DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.   DUE TO/FROM SHAREHOLDER

     At December 31, 1999, amounts due from shareholder represent $12,000 due from Med-Emerg International Inc. The receivable is due on demand and is non-interest bearing.

     On June 10, 2000, the Company borrowed $175,000 U.S. from a strategic partner, TravelbyUs.com. On June 21, 2000, 1,200,000 common shares were issued to TravelbyUs.com as compensation over and above the interest charge. At December 31, 2000, the note payable is due on demand and bears interest at 6% per annum.

     At October 9, 2001, the note payable to TravelbyUs.com is $54,400. The note payable is due on demand and bears interest at 6% per annum.

--------------------------------------------------------------------------------

2.      CAPITAL ASSETS

                                              OCTOBER 8,   December   December
                                                2001       31, 2000   31, 1999
                           -----------------------------------------------------
                                  ACCUMULATED   NET BOOK   Net Book   Net Book
                           COST  AMORTIZATION    VALUE       Value      Value
                           -----------------------------------------------------

    Computers            $   941     $  353     $  588   $    --     $     --
    Furniture              6,062      2,273      3,789        --           --
    Leasehold improvement  5,000      1,875      3,125        --           --
                         -------------------------------------------------------

                         $12,003     $4,501     $7,502   $    --     $     --
                         =======================================================

--------------------------------------------------------------------------------

3.   SOFTWARE ASSETS

     On June 19, 2000, the Company purchased all of the outstanding shares of Harmonie Group, Inc. (Boston, Massachusetts) ("Harmonie"), a provider of hospital based web enabled patient information management software. The Company purchased the securities of Harmonie in exchange for 2,633,546 HealthyConnect.com, Inc. common shares. The transaction has been accounted for using the purchase method of accounting. Upon completion the Company and Harmonie were merged. Net assets of Harmonie were nominal and the purchase price of $1,755,697, plus acquisition costs of $238,705, were allocated to the software asset.

     In addition, a conditional stock exchange agreement was entered into by Med-Emerg International Inc., whereby if the Company has not completed an underwritten public offering within fourteen months of the Harmonie closing (Note 3), the former Harmonie shareholders have the option of exchanging their HealthyConnect.com, Inc. shares for Med-Emerg International Inc. common shares. In August, 2001, three of the former Harmonie shareholders exchanged 1,744,706 of their shares. As a result of this transaction, the Company issued 3,199,866 shares to Med-Emerg International Inc.

================================================================================
                                                         HEALTHYCONNECT.COM INC.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


OCTOBER 8, 2001, DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

3.   SOFTWARE ASSETS (continued)

     PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

     Had the acquisition occurred effective January 1, 2000 and January 1, 1999, the pro forma results of operations would have been as follows:

                                                       2000           1999
                                                 ---------------------------

     Revenue                                     $  284,886    $   606,019
     Net income (loss)                              384,143       (521,110)

--------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS

     Included in accounts payable is $45,000 (October 8, 2001) due to shareholders as compensation for services rendered.

--------------------------------------------------------------------------------

5.   NOTE PAYABLE

     The Company borrowed $325,000 from Next Generation Technology Holdings, Inc. during 2001. The note payable bears interest at 10% and is secured by accounts receivable. The note payable is due by December 31, 2001. If the note is not paid in full by December 31, 2001, Next Generation Technology Holdings, Inc. will be issued shares of the company equal to 25% of the aggregate number of shares of the Company's common stock outstanding as at that date (Note 8).

--------------------------------------------------------------------------------

6.   SHARE CAPITAL

     Authorized:

     44,000,000 common shares, par value $.001
     (1999 - 19,000,000)

     EQUITY TRANSACTIONS

     Additional detail pertaining to certain of the Company's equity transactions is as follows:

     As described in Note 1 to the financial statements, the Company issued 1,200,000 shares to TravelbyUs.com as additional consideration for a loan. These shares, accounted for as a financing fee, have been recorded at an assigned value of $0.67 per share.

================================================================================
                                                         HEALTHYCONNECT.COM INC.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


OCTOBER 8, 2001, DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

6.   SHARE CAPITAL (continued)

     The Company completed a private placement receiving $550,000 in cash over a six month period with four non-related investors. In accordance with the share subscription agreement investors were entitled to price per share protection and certain warrants. In September 2001 the investors agreed to surrender their price protection rights and all outstanding warrants. In aggregate, the Company issued over a period of 13 months, 5,202,662 to these investors in three tranches of 433,928, 2,032,994 and 2,736,040 respectively. The shares issued as consideration for price protection and the surrender of warrants have been accounted for at the par value of $.001 per share.

     During the period March 2001 until the completion of the purchase of the Company by Next Generation Technology Holdings, Inc., the financial condition of the Company was deteriorating and unstable. To induce certain key employees to continue to provide services to the Company, employees were issued retention incentive awards aggregating 9,165,000 shares. These shares have been accounted for at 6 cents per share. This accounting allocation reflects the underlying per share amount attributable to the shares of Next Generation Technology Holdings, Inc. received by these employees in the merger transaction. At the time of the share issuances the Company had not identified Next Generation Technology Holdings, Inc. as a potential merger candidate.

     As consideration for identifying the successful merger candidate, a consultant was issued 5,000,000 shares of the Company at an assigned value of 6 cents per share, reflecting the underlying per share amount attributable to the shares of Next Generation Technology Holdings, Inc. received by the consultant in the merger transaction.

     The Company issued 246,692 shares, as financing fees to its investment advisors in conjunction with the previously noted private placement. These shares have been accounted for at the par value of .001 cents per share.

     The Company issued 2,736,040 shares to shareholders pursuant to cancellation of warrants issued on private placement. These shares were accounted for at the par value of $.001 per share.

     In conjunction with the settlement of intercompany amounts due to Med-Emerg International Inc., (former parent) the Company issued 2,899,909 shares at an assigned value of 6 cents per share.

     As the Company required the consent of Med-Emerg International Inc. to complete its transaction with Next Generation Technology Holdings, Inc. the Company issued an additional 3,199,866 shares to Med-Emerg International Inc. to compensate the controlling shareholder for its issuance of debt and equity to certain former Harmonie shareholders, who did not wish to receive non-registered shares of Next Generation Technology Holdings, Inc. For accounting purposes these additional shares paid out to its former parent have been treated as a dividend and netted with the paid-up capital in the amount of $191,992.

================================================================================
                                                         HEALTHYCONNECT.COM INC.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


OCTOBER 8, 2001, DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

6.   SHARE CAPITAL (continued)

     WARRANTS

     Details of warrants outstanding are as follows:

                                                               EXERCISE PRICE
                                                       SHARES       PER SHARE

     Outstanding - December 31, 1999                       --   $     --
     Issued - August 17, 2000                         433,928          0.6913
                                                  ------------------------------

     Outstanding - December 31, 2000                  433,928          0.6913
                                                  ------------------------------

     Outstanding - December 31, 2000                  433,928   $      0.6913

     Issued - January 10, 2001                      3,812,516          0.2229
     Cancelled - January 10, 2001                    (433,928)         0.6913
     Cancelled - September 18, 2001                (3,812,516)         0.2229
                                                  -----------

                                                           --
                                                  ===========

     On January 10, 2001 pursuant to the share issuance, the Company cancelled 433,928 warrants issued August 17, 2000 and issued 3,812,516 new warrants.

     On September 18, 2001, as consideration of the termination of the shareholder agreement and the surrendering of all warrants, the investors received an additional 2,736,040 shares.

--------------------------------------------------------------------------------

7.   MERGER TRANSACTION

     On October 9, 2001 the shareholders of HealthyConnect.com, Inc. completed the sale of 100% of the Company's outstanding shares in exchange for 4,500,000 of Next Generation Technology Holdings, Inc. Contemporaneously with the completion of this transaction, Next Generation Technology Holdings, Inc. assumed management and operating responsibility for HealthyConnect.com. Inc. The Board of Next Generation Technology Holdings, Inc. advanced additional working capital funds of approximately $275,000 to assist HealthyConnect.com, Inc. in meeting its short-term obligations and immediately implemented a reorganization plan including settlement negotiations with creditors of HealthyConnect.com, Inc. As of December 20, 2001 the Company has entered into several settlement agreements and a settlement proposal. Management believes that Next Generation Technology Holdings, Inc. will continue to support the working capital requirements of HealthyConnect.com, Inc. for the next twelve-month period.

================================================================================
                                                         HEALTHYCONNECT.COM INC.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


OCTOBER 8, 2001, DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

8.   SEGMENTED INFORMATION

     The Company operates in one industry segment.

     All the Company's revenue are earned in the United States for the period ended October 8, 2001, the year ended December 31, 2000 and period ended December 31, 1999.

     Capital assets held in the United States and Canada were $4,110 and $3,392 at October 8, 2001. No capital assets were held at December 31, 2000 and 1999.

     Software assets are all held in the United States at October 8, 2001, December 31, 2000 and 1999.

--------------------------------------------------------------------------------

9.   INCOME TAXES

     The Company has losses for income tax purposes as at October 8, 2001, the benefit of which would result in a deferred tax asset of approximately $1,500,000, which would be offset by a valuation adjustment of $1,500,000. As the Company has not yet filed corporate tax returns, the amount of losses available for tax purposes could be different.

--------------------------------------------------------------------------------

10.  COMMITMENTS

     The Company is committed to lease obligations over the next five years as follows:

                              2001         $    199,505
                              2002              149,686
                              2003              146,916
                              2004              102,882
                              2005               95,754
                              2006               15,480
                                           ---------------

                                           $    710,223
                                           ---------------