Form 10QSB
period 2002-03-31
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2002-05-20
CIK 1059976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

                        For the transition period from to

                         Commission file number 0-23416

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


DELAWARE                                                    06-1255882
--------                                                   ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

33 City Centre Drive, Suite 364
MISSISSAUGA, ONTARIO CANADA                                      L5B 2N5
---------------------------                                      -------
(Address of principal executive offices)                        (Zip Code)

         (905) 306-9671 (Issuer's telephone number, including area code)
         --------------

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

           The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, on May 15, 2002 was 11,909,002 shares.

           Transitional Small Business Disclosure Format (check one):
Yes                     No        X
    -----------------      ---------------

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
PART I:              FINANCIAL INFORMATION


           ITEM 1.    FINANCIAL STATEMENTS

                      Consolidated Balance Sheet as of March 31, 2002          1

                      Consolidated Statements of Operations for the
                      Three Months Ended March 31,2002 and 2001                2

                      Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31,2002 and 2001                3

                      Notes to the Consolidated Financial Statements         4-5


           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                 6-9

PART II:   OTHER INFORMATION

           Item 1.    Legal Proceedings                                        9

           Item 2.    Changes in Securities                                   10

           Item 3.    Defaults Upon Senior Securities                         10

           Item 4.    Submission of Matters to a vote of Security Holders     10

           Item 5.    Other Information                                       10

           Item 6.    Exhibits and Reports on Form 8-K                        10

                      Signatures                                              10

PART I:          FINANCIAL INFORMATION
    ITEM 1.:            FINANCIAL STATEMENTS

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
        Cash                                                       $    861,861
        Accounts receivable, net of allowance
              of $654,632                                               530,134
        Prepaid expenses and other current assets                       100,419
                                                                   ------------
                Total Current Assets                                  1,492,414
                                                                   ------------

PROPERTY AND EQUIPMENT - at cost, net                                   326,941

GOODWILL - at cost, net                                               3,167,658
                                                                   ------------
                                                                   $  4,987,013
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                           $    293,729
        Accrued expenses                                              1,900,980
        Deferred revenue                                                219,546
        Note payable to shareholder                                      25,000
        Current portion of restructuring liability                       59,980
                                                                   ------------
                Total Current Liabilities                             2,499,235
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                             --

STOCKHOLDERS' EQUITY:
        Series B preferred stock, $.01 par value,
            1,000,000 shares authorized,
            35,000 shares issued and outstanding,
            liquidation value of $1,750,000                           1,410,464
        Class A common stock, voting, $.01 par value,
            25,000,000 shares authorized,
            11,162,682 shares issued including
            shares held in treasury                                     111,627
        Additional paid-in capital                                   18,257,068
        Accumulated deficit                                         (17,130,332)
                                                                   ------------
                                                                      2,648,827
        Less: Treasury stock, at cost                                  (161,049)
                                                                   ------------

        Total stockholders' equity                                    2,487,778

                                                                   ------------
                                                                   $  4,987,013
                                                                   ============






                 The accompanying notes are an integral part of
                          these financial statements.



                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       2002             2001
                                                   ------------    -------------
                                                                  (Restated -
                                                                   see Note 1)

NET SALES                                          $    130,026    $       --

COST OF SALES                                            58,958            --
                                                   ------------    -------------

GROSS PROFIT                                             71,068            --
                                                   ------------    -------------

SELLING, GENERAL AND ADMINISTRATIVE                     718,582          47,337
                                                   ------------    -------------

LOSS FROM OPERATIONS                                   (647,514)        (47,337)
                                                   ------------    -------------

OTHER INCOME (EXPENSES):
      Interest expense                                   (3,080)        (11,408)
      Interest income                                     4,261            --
      Other, net                                            209          47,983
                                                   ------------    -------------
           OTHER INCOME, net                              1,390          36,575
                                                   ------------    -------------

NET LOSS                                               (646,124)        (10,762)

LESS: PREFERRED STOCK DIVIDENDS                            --          (271,875)
                                                   ------------    -------------

NET LOSS TO COMMON STOCKHOLDERS                    $   (646,124)   $   (282,637)
                                                   ============    =============


NET LOSS PER COMMON SHARE, basic and diluted       $      (0.06)   $      (0.05)
                                                   ============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, basic and diluted          11,078,182       5,717,672
                                                   ============    =============





                 The accompanying notes are an integral part of
                          these financial statements.




                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                                   ---------------------------
                                                                      2002             2001
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     $  (646,124)   $   (10,762)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
               Depreciation and amortization                           252,609           --
               Provision for bad debts                                    --          (10,000)
               Changes in operating assets and liabilities:
                       Accounts receivable                            (227,329)        10,000
                       Prepaid expenses and other current assets         2,646         (4,360)
                       Other assets                                       --          (13,757)
                       Accounts payable and accrued expenses           (26,586)      (121,235)
                       Deferred revenue                                181,521           --
                                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (463,263)      (150,114)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
      Purchase of property and equipment                               (62,493)          --
                                                                   -----------    -----------
NET CASH USED IN INVESTING ACTIVITY                                    (62,493)          --
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITY:
      Accrued restructuring liabilities                                (47,413)       (42,162)
                                                                   -----------    -----------
NET CASH USED IN FINANCING ACTIVITY                                    (47,413)       (42,162)
                                                                   -----------    -----------

NET DECREASE IN CASH                                                  (573,169)      (192,276)

CASH, BEGINNING OF PERIOD                                            1,435,030        741,597
                                                                   -----------    -----------

CASH, END OF PERIOD                                                $   861,861    $   549,320
                                                                   ===========    ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
               Interest                                            $     3,080    $    11,408
                                                                   ===========    ===========


Supplemental Disclosure of Noncash Investing and Financing Activities:

      In the first quarter of 2002, the Company issued 169,000 shares of common stock in settlement of $103,000 in accrued expenses for software services as of December 31, 2001. The common stock was valued based on the date the Company entered into an agreement to settle the accrued expenses.



    The accompanying notes are an integral part of these financial statements

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.         BASIS OF PRESENTATION  AND RESTATEMENT

           The unaudited interim financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the audited financial statements have been omitted. The unaudited interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K of Next Generation Technology Holdings, Inc. (the "Company") for the year ended December 31, 2001. The unaudited interim financial statements accompanying this report contain all adjustments which in the opinion of management are necessary to ensure that the financial statements are not misleading. Results for the interim periods are not necessarily indicative of results for the full year.

           During the year 2001, the Company determined that beneficial conversion features associated with the issuance of its Series B, Series C and Series D Preferred Stock should have been reflected as a increase in the net loss available to common stockholders for purposes of computing loss per common share for the three months ended March 31, 2001. As a result, loss per share, as reflected in the statement of operations, has been restated for the three months ended March 31, 2001. The impact of this restatement was to increase the 2001 basic and diluted loss per share by $0.05.

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $646,000 and $11,000 for the three months ended March 31, 2002 and 2001, respectively. Additionally, the Company had a net working capital deficiency of approximately $1,007,000, an accumulated deficit of $17,130,000 at March 31, 2002 and negative cash flows from operations for the three months ended March 31, 2002 and 2001, of approximately $463,000, and $150,000, respectively. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects cash flows from operations to improve in the second quarter of the year ended December 31, 2002, primarily as a result of an increase in sales and plans to raise capital through various methods to achieve their business plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.         LOSS PER COMMON SHARE

           For the three months ended March 31, 2002 and for the three months ended March 31, 2001, basic and diluted loss per common share have been calculated using the weighted average number of shares of common outstanding during each period. All options and warrants were omitted from the computation of diluted loss per common share because the options and warrants are antidilutive.

3.         RECENT ACCOUNTING PRONOUNCEMENTS

           a. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill acquired in the acquisition of HealthyConnect, Inc. in October 2001 has not been amortized, and will instead be tested annually for impairment.

               As at March 31, 2002, the fair value of the Company, as evidenced by the quoted market price of its common shares, exceeded its carrying value, and in the opinion of management there is no goodwill impairment loss at that date.

               Accordingly, the adoption of SFAS No. 142 had no impact on the Company in the three months ended March 31, 2002.

           b. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.

           The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative course of action to recover the carrying amount of long lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

           The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our financial position or results of operations.

4.         LITIGATION

           In April 2002, the Company was served with a legal action that was commenced in the Supreme Court, New Yourk County, New York by Olshan Grundman Frome Rosenzweig & Wolosky LLP claiming legal fees of approximately $180,000, rendered in connection with the acquisition concerning HealthyConnect, Inc. in October 2001 and other legal matters. The Company intends to file a counterclaim for approximately $445,000 plus costs to recover amounts paid by the Company in September 2001 to settle disputes arising from the rendering of such professional advice. As at December 31, 2001 and March 31, 2002, accrued expenses include approximately $180,000 in connection with this matter. The Company intends to rigorously defend this action.

           On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amendment Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act ("UFTA"). Pate requests damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 6, 2001, Pate's filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate's also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended Complaint. The Company opposed the motion, which was denied by the Court on March 12, 2002. The Company intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of Pate's products and filed a motion to dismiss the asserted claims. As of December 31, 2001 and 2000, respectively, the Company has recorded a liability of $600,000 in addition to the normal trade payable of $100,317 and accounts receivable of $195,251 due from Pate (Note 1), representing management's best estimate of the cost to settle this claim.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Set forth below is a discussion of the financial condition and results of operations for the quarters ended March 31, 2002 and 2001. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the information set forth in Selected Financial Data and financial statements and the related notes thereto appearing elsewhere in this quarterly report.

                                                        Three Months
                                                       ended March 31,
                                                -----------------------------
                                                         (in thousands)
                                                2002               2001
                                            -------------      ------------

           Net sales                       $         130      $        355
           Cost of sales                              59                98
                                            -------------      ------------
           Gross profit                               71               257

           Selling, general and
              administrative expenses                719               521
                                            -------------      ------------
           Loss from operations                    (648)             (264)
           Other income, net                           2                37
                                            -------------      ------------

           Net loss                        $       (646)      $      (227)
                                            =============      ============


GENERAL

On October 9, 2001, the Company purchased all of the outstanding common shares of HealthyConnect.Com, Inc. (HealthyConnect), a provider of hospital based web enabled patient information management software, in exchange for the issuance of 4,500,000 common shares of the Company, valued at $0.59 per common share. The acquisition was accounted for as a purchase. The results of operations of HealthyConnect are included in the Consolidated Statement of Operations from the date of acquisition of October 9, 2001.

Prior to the acquisition of Healthy Connect, the company had no tangible assets other than cash and had no operations since June 1, 2000, when it consummated the sale of substantially all of the assets and business it previously owned.

The comparison below discusses the results of operations of the Company and HealthyConnect for the three months ended March 31, 2001 (prior to its acquisition by the Company), and the results of operations of the Company for the three months ended March 31, 2002.

RESULTS OF OPERATIONS

Net Sales: Net sales of the Company decreased $225,000 (63%) to $130,000 for the quarter ended March 31, 2002 compared to net sales of $355,000 for HealthyConnect the quarter ended March 31, 2001. The decrease is a result of sales to Japanese customers in 2001 that were not replicated in 2002.

Gross Profit: Gross profit of the Company decreased 72% to $71,000 for the quarter ended March 31, 2002 compared to gross profit of $257,000 for HealthyConnect for the quarter ended March 31, 2001. The decrease is a result of lower sales volume relative to the payroll component in cost of sales in 2002 versus 2001.

Selling, General and Administrative Expenses: The selling, general and administrative expenses of the Company increased 38% to $719,000 for the quarter ended March 31, 2002, compared to a total of $521,000 (consisting of $47,000 for the Company and $474,000 for HealthyConnect) for the quarter ended March 31, 2001. The increase is primarily attributable to costs to implement the planned growth of HealthyConnect through the hiring of additional personnel and associated operating costs.

Other Income (Expense): Other income decreased from $37,000 for the quarter ended March 31, 2001 to $2,000 for the quarter ended March 31, 2002. In 2001, the cash proceeds received from the sale in 2000 of substantially all the assets of the Company's business earned interest income prior to the acquisition of HealthyConnect in October 2001. Such cash has been applied to fund the company's operations since the acquisition.

Provision for Income Taxes: The provision for income taxes for each of the quarters ended March 31, 2002 and 2001 was zero due to a net operating loss for those periods, for which a valuation allowance was provided to reduce the tax benefit of this loss to zero.

Net Income (Loss): Net loss of the Company was $646,000 for the quarter ended March 31, 2002 as compared to a net loss of $227,000 ($11,000 for the Company and $216,000 for HealthyConnect) for the quarter ended March 31, 2001. The increased loss is attributable to lower sales and gross profit margins, increased selling, general and administrative expenses to implement the planned growth of HealthyConnect, and lower interest income.

Dividends: The Company did not declare dividends on its shares of Common Stock and Preferred Stock during each of the quarters ended March 31, 2002 and 2001. For purposes of calculating earnings per share for the quarter ended March 31, 2001, deemed dividends arising from the beneficial conversion features associated with the issuance of its Series B, C and D Preferred Stock are reflected as a reduction of net income available to common shareholders.

Liquidity and Capital Resources: As of March 31, 2002, the Company had a working capital deficit of approximately $1,000,000 as compared to a working capital deficit of approximately $654,000 as of December 31, 2001. The Company's cash balance as of March 31, 2002 of $862,000 is, in management's opinion, sufficient to ensure the continued operation of the Company and the payment of amounts due until the HealthyConnect business is profitable and generating sufficient cash flow to meet its liquidity requirements. The Company does not expect additions to property and equipment to be material in the near future. The Company expects HealthyConnect to be cash flow positive by the end of the third quarter of 2002, although there can be no assurance thereof.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $646,000 and $11,000 for the three months ended March 31, 2002 and 2001, respectively. Additionally, the Company had a net working capital deficiency of approximately $1,007,000, an accumulated deficit of $17,130,000 at March 31, 2002 and negative cash flows from operations for the three months ended March 31, 2002 and 2001, of approximately $463,000, and $150,000, respectively. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects cash flows from operations to improve in the second quarter of the year ended December 31, 2002, primarily as a result of an increase in sales and plans to raise capital through various methods to achieve their business plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill acquired in the acquisition of HealthyConnect, Inc. in October 2001 has not been amortized, and will instead be tested annually for impairment.

As at March 31, 2002, the fair value of the Company, as evidenced by the quoted market price of its common shares, exceeded its carrying value, and in the opinion of management there is no goodwill impairment loss at that date.

Accordingly, the adoption of SFAS No. 142 had no impact on the Company in the three months ended March 31, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.

The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative course of action to recover the carrying amount of long lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

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

We Are Dependent On Our Key Employees.

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

PART II:   OTHER INFORMATION

ITEM 1:              LEGAL PROCEEDINGS

On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amendment Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act ("UFTA"). Pate requests damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 6, 2001 Pate's filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate's also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended complaint. The Company opposed the motion, which was denied by the Court on March 12, 2002. Despite the Court denying Pate's claim on the motion, Pate has re-filed a new Motion for Reconsideration of Dismissal of Claims for Wrongful Termination of Contract and for leave to file a Fourth Amended Complaint. The Company intends to vigorously defend this new motion and intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of Pate's products and filed a motion to dismiss the asserted claims. As of March 31, 2002 and December 31, 2001, respectively, the Company has recorded a liability of $600,000 in addition to the normal trade payable of $100,317 and accounts receivable of $195,251 due from Pate, representing management's best estimate of the cost to settle this claim.

In April 2002, the Company was served with a legal action that was commenced in the Supreme Court, New Yourk County, New York by Olshan Grundman Frome Rosenzweig & Wolosky LLP claiming legal fees of approximately $180,000, rendered in connection with the acquisition concerning HealthyConnect, Inc. in October 2001 and other legal matters. The Company intends to file a counterclaim for approximately $445,000 plus costs to recover amounts paid by the Company in September 2001 to settle disputes arising from the rendering of such professional advice. As at December 31, 2001 and March 31, 2002, accrued expenses include approximately $180,000 in connection with this matter. The Company intends to rigorously defend this action.

Other than the above, the Company is not involved in any other material legal proceedings.


Item 2.              Changes in Securities: None

Item 3.              Defaults Upon Senior Securities: None

Item 4.              Submission of Matters to a vote of Security Holders: None

Item 5.              Other Information: None

Item 6.              Exhibits and Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                      NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                                 (REGISTRANT)



MAY 20, 2002                          /S/  DONALD C. SCHMITT

DATE                                  Donald C. Schmitt
                                      Chairman of the Board of Directors,
                                      Next Generation Technology Holdings, Inc.