Form 10QSB
period 2002-06-30
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2002-08-19
CIK 1059976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                              OF THE EXCHANGES ACT

                 FOR THE TRANSITION PERIOD FROM _____ TO ______.

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

                     THE NUMBER OF SHARES OUTSTANDING OF THE
                      REGISTRANT'S COMMON STOCK, $0.01 PAR
                     VALUE, ON AUGUST 7, 2002 WAS 11,908,002
                                     SHARES.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                              YES              NO X
                        ----------------- ---------------

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
PART I:              FINANCIAL INFORMATION


       ITEM 1.             FINANCIAL STATEMENTS

                           Consolidated Balance Sheet as of June 30, 2002      1

                           Consolidated Statements of Operations for the
                           Three and Six Months Ended June 30, 2002 and 2001   2

                           Consolidated Statements of Cash Flows for the
                           Six Months Ended June 30, 2002 and 2001             3

                           Notes to the Consolidated Financial Statements    4-6


       ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS            6-9

PART II:   OTHER INFORMATION

       Item 1.             Legal Proceedings                                   9

       Item 2.             Changes in Securities                              10

       Item 3.             Defaults Upon Senior Securities                    10

       Item 4.             Submission of Matters to a vote of
                              Security Holders                                10

       Item 5.             Other Information                                  10

       Item 6.             Exhibits and Reports on Form 8-K                   10

                           Signatures                                         10

PART I:          FINANCIAL INFORMATION
    ITEM 1.:            FINANCIAL STATEMENTS

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
       Cash                                                                          $    370,425
       Accounts receivable, net of allowance
             of $7,245                                                                    276,852
       Receivable from baked food products,
          net of allowance of $647,385                                                    195,251
       Prepaid expenses and other current assets                                          106,922
                                                                                     ------------
                Total Current Assets                                                      949,450
                                                                                     ------------

PROPERTY AND EQUIPMENT - at cost, net                                                      25,059

SOFTWARE DEVELOPMENT COSTS                                                                123,712

GOODWILL                                                                                3,167,658
                                                                                     ------------
                                                                                     $  4,265,879
                                                                                     ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                              $     86,314
       Accrued expenses                                                                   546,142
       Accrued baked food product expenses                                              1,443,717
       Deferred revenue                                                                    33,431
       Note payable to shareholder                                                         25,000
       Current portion of restructuring liability                                          11,181
                                                                                     ------------
                Total Current Liabilities                                               2,145,785
                                                                                     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Series B preferred stock, $.01 par value, 1,000,000 shares authorized,
             35,000 shares issued and outstanding, liquidation value of $1,750,000      1,410,464
       Class A common stock, voting, $.01 par value, 25,000,000 shares authorized,
             11,908,002 shares issued including shares held in treasury                   119,080
       Additional paid-in capital                                                      18,524,250
       Accumulated deficit                                                            (17,772,651)
                                                                                     ------------
                                                                                        2,281,143
       Less:  Treasury stock, at cost                                                     161,049
                                                                                     ------------

                Total Stockholders' Equity                                              2,120,094
                                                                                     ------------
                                                                                     $  4,265,879
                                                                                     ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.



                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended June 30,          Six Months Ended June 30,
                                              ------------------------------  --------------------------------
                                                  2002           2001               2002           2001
                                              ------------------------------  --------------------------------
                                                               (Restated -                   (Restated -
                                                               See Note 1)                   See Note 1)

NET SALES                                     $    399,274    $       --      $    529,300    $       --

COST OF SALES                                       32,435            --            91,393            --
                                              ------------    ------------    ------------    -----------

GROSS PROFIT                                       366,839            --           437,907            --

SELLING, GENERAL AND ADMINISTRATIVE                738,329         353,036       1,456,911         400,373
                                              ------------    ------------    ------------    -----------

LOSS FROM OPERATIONS                              (371,490)       (353,036)     (1,019,004)       (400,373)
                                               ------------    ------------    ------------    -----------

OTHER INCOME (EXPENSES):
      Interest expense                              (4,303)         (7,656)         (7,383)        (19,064)
      Interest income                                1,998          17,774           6,259          65,757
                                               ------------    ------------    ------------    -----------
             OTHER INCOME (EXPENSES), net           (2,305)         10,118          (1,124)         46,693
                                               ------------    ------------    ------------    -----------

NET LOSS                                          (373,795)       (342,918)     (1,020,128)       (353,680)

LESS:  PREFERRED STOCK DIVIDENDS                      --              --              --           271,875
                                              ------------    ------------    ------------    -----------

NET LOSS TO COMMON STOCKHOLDERS               $   (373,795)   $   (342,918)   $ (1,020,128)   $   (625,555)
                                              =============   =============    ============    ============

NET LOSS PER COMMON SHARE,
             basic and diluted               $       (0.03)  $       (0.06)   $      (0.09)   $      (0.11)
                                             =============   =============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, basic and diluted     11,659,562       5,717,672      11,354,789       5,686,864
                                             =============   =============    ============    ============














                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                               Six Months Ended June 30,
                                                             -----------------------------
                                                                   2002        2001
                                                             ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                              $(1,020,128)   $  (353,680)
       Adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation and amortization                         507,641           --
           Provision for bad debts                                  --         (875,606)
           Changes in operating assets and liabilities:
                 Accounts receivable                            (169,298)       875,606
                 Prepaid expenses and other current assets        (3,857)      (102,596)
                 Other assets                                       --          (27,514)
                 Accounts payable and accrued expenses          (138,802)        82,912
                 Deferred revenue                                 (4,594)          --
                                                             -----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                           (829,038)      (400,878)
                                                             -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                        (15,643)          --
       Software development costs                               (123,712)          --
                                                             -----------     ----------
CASH USED IN INVESTING ACTIVITIES                               (139,355)          --
                                                             -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITY:
       Accrued restructuring liabilities                         (96,212)       (85,576)
                                                             -----------     ----------
CASH USED IN FINANCING ACTIVITY                                  (96,212)       (85,576)
                                                             -----------     ----------

NET DECREASE IN CASH                                          (1,064,605)      (486,454)

CASH, BEGINNING OF PERIOD                                      1,435,030        741,597

                                                             -----------     ----------
CASH, END OF PERIOD                                          $   370,425     $  255,143
                                                             ===========     ==========

Supplemental Disclosure of Cash Flow Information:
       Cash paid during the period for:
           Interest                                          $     4,883     $   19,064
                                                             ===========     ==========


Supplemental Disclosure of Noncash Investing and Financing Activities:

       In the first quarter of 2002, the Company issued 169,000 shares of common stock in settlement of $103,000 in accrued expenses for software services as of December 31, 2001. The common stock was valued based on the date the Company entered into an agreement to settle the accrued expenses.


       In the second quarter of 2002, the Company issued 745,320 shares of common stock to a certain former warrant holder, which was converted into common stock prior to 2001. This issuance of additional shares of common stock was a result of additional issuance of common stock in 2001 and 2002 and is in accordance with the antidilution provisions of the warrant. This transaction was recorded as a common stock dividend and valued at $268,315 based on the quoted market price on the date of issuance.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.         BASIS OF PRESENTATION AND RESTATEMENT

           The unaudited interim consolidated financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the audited consolidated financial statements have been omitted. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K of Next Generation Technology Holdings, Inc. (the "Company") for the year ended December 31, 2001. The unaudited interim consolidated financial statements accompanying this report contain all adjustments, which in the opinion of management are necessary to ensure that the consolidated financial statements are not misleading. Results for the interim periods are not necessarily indicative of results for the full year.

           During the year 2001, the Company determined that beneficial conversion features associated with the issuance of its Series B, Series C and Series D Preferred Stock should have been reflected as an increase in the net loss available to common stockholders for purposes of computing loss per common share for the three months ended March 31, 2001. As a result, loss per share, as reflected in the consolidated statement of operations, has been restated for the three months and six months ended June 30, 2001. The impact of this restatement was to increase the basic and diluted loss per share by $0.05 for each of the three months and six months ended June 30, 2001.

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $1,020,000 and $354,000 for the six months ended June 30, 2002 and 2001, respectively. Additionally, the Company had a net working capital deficiency of approximately $1,196,000, and accumulated deficit of $17,772,651 at June 30, 2002 and negative cash flows from operations for the six months ended June 30, 2002 and 2001, of approximately $829,000, and $401,000, respectively. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects cash flows from operations to improve in the fourth quarter of the year ending December 31, 2002, primarily as a result of an increase in sales and plans to raise capital through various methods to achieve their business plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.         LOSS PER COMMON SHARE

           For the six months ended June 30, 2002 and June 30, 2001, and for the three months ended June 30, 2002 and June 30, 2001, basic and diluted loss per common share have been calculated using the weighted average number of shares of common shares outstanding during each period. All options and warrants were omitted from the computation of diluted loss per common share for these periods because the options and warrants are antidilutive.

3.         RECENT ACCOUNTING PRONOUNCEMENTS

           a. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill acquired in the acquisition of HealthyConnect, Inc. in October 2001 has not been amortized, and will instead be tested annually for impairment.

               As of June 30, 2002, the fair value of the Company, as evidenced by the quoted market price of its common shares, exceeded its carrying value, and in the opinion of management there is no goodwill impairment loss at that date.

               Accordingly, the adoption of SFAS No. 142 had no impact on the Company in the three and six months ended June 30, 2002.

           B. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

                The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and, therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

                The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on its financial position or results of operations.

           c. On April 30, 2002, the FASB issues SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments", and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

           d. In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

4.         STOCK OPTIONS

           During the six months ended 2002, the Company recorded $6,320 in consulting expenses as a result of options granted to the Chairman of the Board in 2001 for consulting services to be performed. The options have an exercise price of $.75, vest over a period of three years and expire seven years from the date of grant. No options have been exercised to date.

           The grant date was the measurement date and the options were valued using the Black-Scholes option pricing model, with the following significant assumptions; risk free interest rate of 4.6%; expected life 7 years; expected volatility of 100%; and expected dividends of $0.

5.         LITIGATION

           In April 2002, the Company was served with a legal action that was commenced in the Supreme Court, New York County, New York by Olshan Grundman Frome Rosenzweig & Wolosky LLP claiming legal fees of approximately $180,000 rendered in connection with the acquisition concerning HealthyConnect, Inc. in October 2001 and other legal matters. The Company settled this action in the second quarter of 2002 for approximately $60,000, of which $20,000 was paid in the second quarter of 2002. As at June 30, 2002, accrued expenses include approximately $40,000 in connection with this settled claim.

           On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amended Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act ("UFTA"). Pate requests damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 6, 2001, Pate's filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate's also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended Complaint. The Company opposed the motion, which was denied by the Court on March 12, 2002. Despite the Court denying Pate's claim on the motion, Pate has re-filed a new Motion for Reconsideration of Dismissal of Claims for Wrongful Termination of Contract and for leave to file a Fourth Amended Complaint. The Company intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of Pate's products and filed a motion to dismiss the asserted claims. As of December 31, 2001 and 2000, respectively, the Company has recorded a liability of $600,000 in addition to the normal trade payable of $100,317 and accounts receivable of $195,251 due from Pate, representing management's best estimate of the cost to settle this claim. As of June 30, 2002, the Company reclassified $600,000 in accrued liability, $100,317 in trade payable including an additional $743,400 in trade payable and accrued expenses to accrued baked food product expenses. Further, accounts receivable of $195,251 has been reclassified to receivable from baked food products.

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

Set forth below is a discussion of the financial condition and results of operations for the three and six months ended June 30, 2002 and 2001. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the information set forth in Selected Financial Data and financial statements and the related notes thereto appearing elsewhere in this quarterly report.


                                   Three Months Ended June 30,                   Six Months Ended June 30,
                                 -------------------------------------     ---------------------------------------
                                          (in thousands)                               (in thousands)

                                       2002                 2001                   2002                2001
                                  ---------------      ---------------        ----------------    ----------------

Net Sales                        $           399      $           122        $            529    $            477
Cost of Sales                                 32                    -                      91                  98
                                  ---------------      ---------------        ----------------    ----------------
Gross Profit                                 367                  122                     438                 379

Selling, general and
   administrative expenses                   738                  965                   1,457               1,486
                                  ---------------      ---------------        ----------------    ----------------
Loss from operations                       (371)                (843)                 (1,019)             (1,107)
Other income(expenses), net                  (3)                    8                     (1)                  45
                                  ---------------      ---------------        ----------------    ----------------

Net Loss                         $         (374)      $         (835)        $        (1,020)    $        (1,062)
                                  ===============      ===============        ================    ================

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

Prior to the acquisition of HealthyConnect, the company had no tangible assets other than cash and had no operations since June 1, 2000, when it consummated the sale of substantially all of the assets and business it previously owned.

The comparison below discusses the results of operations of the Company and HealthyConnect for the three months and six months ended June 30, 2001 (prior to its acquisition by the Company), and the results of operations of the Company for the three months and six months ended June 30, 2002.

RESULTS OF OPERATIONS

Net Sales: Net sales of the Company increased $277,000 (227%) to $399,000 for the quarter ended June 30, 2002 compared to net sales of $122,000 for HealthyConnect for the quarter ended June 30, 2001. The net sales for the six months ended June 30, 2002 increased 11% compared to the six months ended June 30, 2001. The increases for both periods reflect the Company's plans and efforts to grow the HealthyConnect business.

Gross Profit: Gross profit of the Company increased 200% to $367,000 for the quarter ended June 30, 2002 compared to gross profit of $122,000 for HealthyConnect for the quarter ended June 30, 2001. The increase is a result of higher sales volume this quarter. For the six months ending June 30, 2002, gross profit increased $59,000 or 16% due to higher sales in 2002 versus 2001.

Selling, General and Administrative Expenses: The selling, general and administrative expenses of the Company decreased 24% to $738,000 for the quarter ended June 30, 2002, compared to a total of $965,000 (consisting of $353,000 for the Company and $612,000 for HealthyConnect) for the quarter ended June 30, 2001. The decrease is primarily attributable to non-recurring legal costs offset by increased costs to implement the planned growth of HealthyConnect through the hiring of additional personnel and associated operating costs. For the six months ended June 30, 2002, selling, general and administrative expense decreased $29,000 or 2% again for the same reasons as the second quarter decrease.

Other Income (Expense): Other income for the three and six months ended June 30, 2001 relate principally to interest income earned by the Company from cash proceeds received from the sale in 2000 of substantially all of the assets of the Company's business prior to the acquisition of HealthyConnect in 2001. Interest expenses incurred during the three and six months ended June 30, 2002 are primarily from restructuring liability and note payable to shareholder.

Provision for Income Taxes: The provision for income taxes for the three and six months ended June 30, 2002 and 2001 was zero due to net losses for the six months ended June 30, 2002 and 2001 and the three months ended June 30, 2001, for which a valuation allowance was provided to reduce the tax benefit of these losses to zero. For the three months ended June 30, 2002 taxes otherwise payable on net income are reduced to zero as a result of the application of net operating losses from prior periods.

Net Loss: The improvement from a net loss of $835,000 for the three months ended June 30, 2001 to net loss of $374,000 for the three months ended June 30, 2002 is attributable to increased sales and lower operating expenses of the HealthyConnect business. The decrease in net loss from $1,062,000 for the six months ended June 30, 2001 to $1,020,000 for the six months ended June 30, 2002 is attributable to increased sales and lower operating expenses of the HealthyConnect business.

Dividends: The Company did not declare dividends on its shares of Common Stock and Preferred Stock during the three and six months ended June 30, 2002 and 2001. For purposes of calculating earnings per share for the three and six months ended June 30, 2001, deemed dividends arising from the beneficial conversion features associated with the issuance of its Series B, C and D Preferred Stock are reflected as a reduction of net income available to common shareholders.

Liquidity and Capital Resources: As of June 30, 2002, the Company had a working capital deficit of approximately $1,196,000 as compared to a working capital deficit of approximately $654,000 as of December 31, 2001. The Company's cash balance as of June 30, 2002 of $370,000 is, in management's opinion, sufficient to ensure the continued operation of the Company and the payment of amounts due until the HealthyConnect business is profitable and generating sufficient cash flow to meet its liquidity requirements. The Company does not expect additions to property and equipment to be material in the near future. The Company expects HealthyConnect to be cash flow positive by the end of the third quarter of 2002, although there can be no assurance thereof.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $1,020,000 and $354,000 for the six months ended June 30, 2002 and 2001, respectively. Additionally, the Company had a net working capital deficiency of approximately $1,196,000, and accumulated deficit of $17,772,651 at June 30, 2002 and negative cash flows from operations for the six months ended June 30, 2002 and 2001, of approximately $829,000, and $401,000, respectively. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects cash flows from operations to improve in the fourth quarter of the year ending December 31, 2002, primarily as a result of an increase in sales and plans to raise capital through various methods to achieve their business plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS AND SEC PROPOSAL

a. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill acquired in the acquisition of HealthyConnect, Inc. in October 2001 has not been amortized, and will instead be tested annually for impairment.

          As at June 30, 2002, the fair value of the Company, as evidenced by the quoted market price of its common shares, exceeded its carrying value, and in the opinion of management there is no goodwill impairment loss at that date.

          Accordingly, the adoption of SFAS No. 142 had no impact on the Company in the three and six months ended June 30, 2002.

b. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

          The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and, therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

          The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on its financial position or results of operations.

c. On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments", and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

d. In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

e. The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The Company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Our Resources May Not Be Sufficient To Manage Our Expected Growth.

We anticipate a period of growth, which we expect to place a strain on our administrative, financial and operational resources. Our ability to manage any staff and facilities growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, install new management information and control systems and train, motivate and manage our employees. There can be no assurance that we will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support our future operations. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected.

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

Protection Of Proprietary Information.

The ability of our products and services to compete with other companies will depend, in part, on our maintaining the proprietary nature of our technologies. We rely on our prior development activities that have resulted in a body of information and processes that we have designated as "trade secrets" and "know-how" and are considered as intellectual property. In addition, we rely heavily upon trade secrets and our business plan. There can be no assurance that other persons will not independently develop or acquire technology substantially equivalent to ours, or that we will successfully protect our business plan, technology and trade secrets from misappropriation by others. Furthermore, it will be necessary for us to make our intellectual property available to vendors, customers and other companies in the industry, making it even more difficult to protect our technology. No assurance can be given that we would be successful in enforcing our rights, or that our product does not infringe on the patent or intellectual property rights of a third party.

Dependence On Technology.

We are highly dependent on our technology, which has a limited operating history. We believe that our current technology can provide our web management software tools with the necessary sophistication and security to allow the system to function effectively. However, if we cannot maintain our system in the event of unexpected occurrences, make necessary modifications and/or improvements to the technology, such deficiencies could have a material adverse effect upon our business, financial condition and result of operations.

PART II:   OTHER INFORMATION

ITEM 1:              LEGAL PROCEEDINGS

On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amendment Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act ("UFTA"). Pate requests damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 6, 2001 Pate's filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate's also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended complaint. The Company opposed the motion, which was denied by the Court on March 12, 2002. Despite the Court denying Pate's claim on the motion, Pate has re-filed a new Motion for Reconsideration of Dismissal of Claims for Wrongful Termination of Contract and for leave to file a Fourth Amended Complaint. The Company intends to vigorously defend this new motion and intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of Pate's products and filed a motion to dismiss the asserted claims. As of June 30, 2002, December 31, 2001 and 2000, respectively, the Company has recorded a liability of $600,000 in addition to the normal trade payable of $100,317 and accounts receivable of $195,251 due from Pate, representing management's best estimate of the cost to settle this claim.

In April 2002, the Company was served with a legal action that was commenced in the Supreme Court, New York County, New York by Olshan Grundman Frome Rosenzweig & Wolosky LLP claiming legal fees of approximately $180,000, rendered in connection with the acquisition concerning HealthyConnect, Inc. in October 2001 and other legal matters. The Company settled their action in the second quarter of 2002 for approximately $60,000 of which $20,000 was paid in the second quarter of 2002. As at June 30, 2002, accrued expenses include approximately $40,000 in connection with this settled claim.

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


                                      NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                                (REGISTRANT)


                                        /S/  DONALD C. SCHMITT
                                        ---  -----------------
DATE: AUGUST 19, 2002                        Donald C. Schmitt
                                      Chairman of the Board of Directors,
                                      Next Generation Technology Holdings, Inc.