Form 10QSB
period 2002-09-30
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2002-11-14
CIK 1059976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                     THENUMBER OF SHARES OUTSTANDING OF THE
                      REGISTRANT'S COMMON STOCK, $0.01 PAR
                         VALUE, ON NOVEMBER 14, 2002 WAS
                               11,908,002 SHARES.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                         YES               NO      X
                        ----------------- ---------------

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
PART I:    FINANCIAL INFORMATION


  ITEM 1   FINANCIAL STATEMENTS

           Consolidated Balance Sheet as of September 30, 2002                1

           Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2002 and 2001            2

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2002 and 2001                      3

           Notes to Consolidated Financial Statements                        4-6


  ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          6-10

  ITEM 3   CONTROLS AND PROCEDURES

PART II:   OTHER INFORMATION

  Item 1.  Legal Proceedings                                               10-11

  Item 2.  Changes in Securities                                              11

  Item 3.  Defaults Upon Senior Securities                                    11

  Item 4.  Submission of Matters to a Vote of Security Holders                11

  Item 5.  Other Information                                                  11

  Item 6.  Exhibits and Reports on Form 8-K                                   11

           Signatures                                                         12

PART I:          FINANCIAL INFORMATION
    ITEM 1.:            FINANCIAL STATEMENTS

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
        Cash                                                                                            $    113,977
        Accounts receivable                                                                                  162,790
        Receivable from baked food products, net of allowance of $644,884                                    195,251
        Prepaid expenses and other current assets
                                                                                                              82,971
                                                                                                        ------------
                         Total Current Assets                                                                554,989
                                                                                                        ------------


PROPERTY AND EQUIPMENT - at cost, net                                                                         25,138

SOFTWARE DEVELOPMENT COSTS                                                                                   210,799

GOODWILL                                                                                                   3,167,658
                                                                                                        ------------
                                                                                                        $  3,958,584
                                                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                                               $     33,201
        Accrued expenses                                                                                     644,705
        Accrued baked food product expenses                                                                1,422,799
        Deferred revenue                                                                                      46,759
        Note payable to shareholder                                                                           25,000
                                                                                                        ------------
                         Total Current Liabilities                                                         2,172,464
                                                                                                        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Series B preferred stock, $.01 par value, 1,000,000 shares authorized,
              35,000 shares issued and outstanding, liquidation value of $1,750,000                        1,410,464
        Class A common stock, voting, $.01 par value, 25,000,000 shares authorized,
              11,908,002 shares issued including shares held in treasury                                     119,080
        Additional paid-in capital                                                                        18,527,410
        Accumulated deficit                                                                              (18,109,785)
                                                                                                        ------------
                                                                                                           1,947,169
        Less:  Treasury stock, at cost                                                                      (161,049)
                                                                                                        ------------

                         Total Stockholders' Equity                                                        1,786,120

                                                                                                        ------------
                                                                                                        $  3,958,584
                                                                                                        ============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS




                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
                                                2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------
                                                          (Restated - see                  (Restated - see
                                                             Note 1)                           Note 1)


NET SALES                                   $    117,470    $       --      $    646,770    $       --


COST OF SALES                                     58,272            --           149,665            --
                                            ------------    ------------    ------------    ------------


GROSS PROFIT                                      59,198            --           497,105            --

SELLING, GENERAL AND ADMINISTRATIVE              422,788         761,299       1,879,699       1,165,676
                                            ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                            (363,590)       (761,299)     (1,382,594)     (1,165,676)
                                            ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
      Interest expense                              (763)         (6,369)         (8,146)        (22,045)
      Interest income                                953            --             7,212            --
      Other, net                                  26,266          29,117          26,266          94,874
                                            ------------    ------------    ------------    ------------
          OTHER INCOME, net                       26,456          22,748          25,332          72,829
                                            ------------    ------------    ------------    ------------

NET (LOSS)                                      (337,134)       (738,551)     (1,357,262)     (1,092,847)

LESS:  PREFERRED STOCK DIVIDENDS                    --              --              --          (271,875)
                                            ------------    ------------    ------------    ------------


NET (LOSS) TO COMMON STOCKHOLDERS           $   (337,134)   $   (738,551)   $ (1,357,262)   $ (1,364,722)
                                            ============    ============    ============    ============


NET (LOSS) PER COMMON SHARE
             - basic                        $      (0.03)   $      (0.13)   $      (0.12)   $      (0.24)
             - diluted                      $      (0.03)   $      (0.13)   $      (0.12)   $      (0.24)
                                            ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING
                                              11,908,002       5,717,672      11,539,193       5,717,672
                                              11,908,002       5,717,672      11,539,193       5,717,672
                                            ============    ============    ============    ============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS



                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                        2002            2001
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $(1,357,262)   $(1,092,847)
      Adjustments to reconcile net loss to
        net cash (used in) provided by operating activities:
          Depreciation and amortization                                 513,492           --
          Provision for bad debt recovery                                (9,745)      (875,606)
          Changes in operating assets and liabilities:
                        Accounts receivable                             (45,491)       875,606
                        Prepaid expenses and other current assets        20,094       (316,006)
                        Other assets                                       --        1,380,692
                        Accounts payable and accrued expenses          (111,111)       307,100
                        Deferred revenue                                  8,734           --
                                                                    -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (981,289)       278,939
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                (21,572)          --
      Software development costs                                       (210,799)          --
                                                                    -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                            (232,371)          --
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITY:
      Accrued restructuring liabilities                                (107,393)      (121,022)
                                                                    -----------    -----------
      NET CASH USED IN FINANCING ACTIVITY                              (107,393)      (121,022)
                                                                    -----------    -----------

NET (DECREASE) INCREASE IN CASH                                      (1,321,053)       157,917

CASH, BEGINNING OF PERIOD                                             1,435,030        741,597
                                                                    -----------    -----------

CASH, END OF PERIOD                                                 $   113,977    $   899,514
                                                                    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
          Interest                                                  $     8,146    $    22,045
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

      In the second quarter of 2002, the Company issued 745,320 shares of common stock for nil proceeds under the antidilution I provision of the Series B
      Preferred Stock in connection with the issuance of common stock in 2001.

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

           During the year 2001, the Company determined that beneficial conversion features associated with the issuance of its Series B, Series C and Series D Preferred Stock should have been reflected as an increase in the net loss available to common stockholders for purposes of computing loss per common share for the three months ended March 31, 2001. As a result, loss per share, as reflected in the consolidated statement of operations, has been restated for the three months and nine months ended September 30, 2001. The impact of this restatement was to increase the basic and diluted loss per share by $0.05 for each of the three months and nine months ended September 30, 2001.

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $1,357,000 and $1,092,000 for the nine months ended September 30, 2002 and 2001, respectively. Additionally, the Company had a net working capital deficiency of approximately $1,617,000, and accumulated deficit of $18,109,785 at September 30, 2002 and negative cash flow from operations for the nine months ended September 30, 2002 of $981,289 and positive cash flow from operations of $278,939 for the nine months ended September 30, 2001. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management expects cash flows from operations to improve in the fourth quarter of the year ending December 31, 2002, primarily as a result of an increase in sales and plans to raise capital through various methods to achieve their business plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.         LOSS PER COMMON SHARE

           For the nine months ended September 30, 2002 and 2001, and for the three months ended September 30, 2002 and 2001, basic and diluted loss per common share have been calculated using the weighted average number of shares of common shares outstanding during each period. All options and warrants were omitted from the computation of diluted loss per common share for these periods because the options and warrants are antidilutive.

3.         RECENT ACCOUNTING PRONOUNCEMENTS

           a. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill acquired in the acquisition of HealthyConnect, Inc. in October 2001 has not been amortized, and will instead be tested annually for impairment.

               As of September 30, 2002, the fair value of the Company as evidenced by the quoted market price of its common shares, exceeded its carrying value, and in the opinion of management there is no goodwill impairment loss at that date.

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

               The Company's adoption of SFAS No. 144 did not have a material effect on its financial position or results of operations.

           c. On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," which amended SFAS No. 4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

           d. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

4.         STOCK OPTIONS

           During the nine months ended September 30, 2002, the Company recorded $9,480 in consulting expenses as a result of options granted to the Chairman of the Board in 2001 for consulting services to be performed. The options have an exercise price of $.75, vest over a period of three years and expire seven years from the date of grant. No options have been exercised to date.

           The grant date was the measurement date and the options were valued using the Black-Scholes option pricing model, with the following significant assumptions; risk free interest rate of 4.6%; expected life of 7 years; expected volatility of 100%; and expected dividends of $0.

5.         LITIGATION

           On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amended Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act ("UFTA"). Pate requested damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 6, 2001, Pate filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended Complaint. The Company opposed the motion, which was denied by the Court on March 12, 2002. Despite the Court denying Pate's claim on the motion, Pate has re-filed a new Motion for Reconsideration of Dismissal of Claims for Wrongful Termination of Contract and For Leave To File a Fourth Amended Complaint. The Company intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of Pate's products and filed a motion to dismiss the asserted claims. As of December 31, 2001 and 2000, respectively, the Company has recorded a liability of $600,000 in addition to the normal trade payable of $100,317 and accounts receivable of $195,251 due from Pate, representing management's best estimate of the cost to settle this claim. As of September 30, 2002, the Company reclassified $600,000 in accrued liability, $100,317 in trade payable including an additional $722,482 in trade payable and accrued expenses to accrued baked food product expenses. Further, accounts receivable of $195,251 has been reclassified to receivable from baked food products.

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

Set forth below is a discussion of the financial condition and results of operations for the three and nine months ended September 30, 2002 and 2001. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the information set forth in Selected Financial Data and financial statements and the related notes thereto appearing elsewhere in this quarterly report.

GENERAL

On October 9, 2001, the Company purchased all of the outstanding common shares of HealthyConnect.Com, Inc. (HealthyConnect), a provider of hospital based web enabled management software, in exchange for the issuance of 4,500,000 common shares of the Company, valued at $0.59 per common share. The acquisition was accounted for as a purchase. The results of operations of HealthyConnect are included in the Consolidated Statement of Operations from the date of acquisition of October 9, 2001.

Prior to the acquisition of HealthyConnect, the Company had no tangible assets other than cash and had no operations since June 1, 2000, when it consummated the sale of substantially all of the assets and business it previously owned.

The comparison below discusses the results of operations of the Company and HealthyConnect for the three months and nine months ended September 30, 2001 (prior to its acquisition by the Company), and the results of operations of the Company for the three months and nine months ended September 30, 2002.


                                          Three Months ended  Nine Months ended
                                            September 30         September 30
                                      -----------------------------------------
                                          (in thousands)        (in thousands)

                                       2002        2001        2002        2001
                                     -------     -------     -------     -------

                                    $   117     $    47     $   647     $   524
Net Sales
Cost of Sales                            58        --           150         193
                                    -------     -------     -------     -------
Gross Profit                             59          47         497         331

Selling, general and
   administrative expenses              422       1,968       1,880       3,825
                                    -------     -------     -------     -------
Loss from Operations                   (363)     (1,921)     (1,383)     (3,494)
Other income, net                        26         180          25         139
                                    -------     -------     -------     -------

Net Loss                            $  (337)    $(1,741)    $(1,358)    $(3,355)
                                    =======     =======     =======     =======

RESULTS OF OPERATIONS

Net Sales: Net sales of the Company increased $70,000 (149%) to $117,000 for the quarter ended September 30, 2002 compared to net sales of $47,000 for HealthyConnect for the quarter ended September 30, 2001. The net sales for the nine months ended September 30, 2002 increased 23% compared to the nine months ended September 30, 2001. The increases for both periods reflect the Company's plans and efforts to grow the HealthyConnect business.

Gross Profit: Gross profit of the Company increased 26% to $59,000 for the quarter ended September 30, 2002 compared to gross profit of $47,000 for HealthyConnect for the quarter ended September 30, 2001. Cost of sales represents direct costs incurred on license fees paid on the Company's WebLearn product and an allocation of salary costs which are relatively fixed and therefore gross profit dollars and percent to net sales will vary depending on sales volume for the period. For the nine months ended September 30, 2002, gross profit increased $166,000 or 50% due to higher sales and lower salary costs in 2002 versus 2001.

Selling, General and Administrative Expenses: The selling, general and administrative expenses of the Company decreased 79% to $422,000 for the quarter ended September 30, 2002, compared to a total of $1,968,000 (consisting of $302,000 for the Company and $1,667,000 for HealthyConnect) for the quarter ended September 30, 2001. The decrease is primarily attributable to non-recurring legal costs for the Company and also non-recurring acquisition costs of HealthyConnect. For the nine months ended September 30, 2002, selling, general and administrative expenses decreased $1,945,000 or 51% is attributable to the same reasons as the third quarter decrease.

Other Income (Expense): Other income for the three and nine months ended September 30, 2001 relate principally to interest income earned by the Company from cash proceeds received from the sale in 2000 of substantially all of the assets of the Company's business prior to the acquisition of HealthyConnect in 2001. Interest expenses incurred during the three and nine months ended September 30, 2002 are primarily from restructuring liability and note payable to shareholder.

Provision for Income Taxes: No provision for income taxes for the three and nine months ended September 30, 2002 and 2001 was provided due to net losses for the nine months ended September 30, 2002 and 2001 and the three months ended September 30, 2001, for which a valuation allowance was provided to reduce the tax benefit of these losses to zero. For the three months ended September 30, 2002 taxes otherwise payable on net income are reduced to zero as a result of the application of net operating losses from prior periods.

Net Loss: The improvement from a net loss of $1,741,000 for the three months ended September 30, 2001 to net loss of $337,000 for the three months ended September 30, 2002 is attributable to increased sales and lower expenses relating to non-recurring legal costs for the Company and also non-recurring acquisition costs of HealthyConnect. The decrease in net loss from $3,355,000 for the nine months ended September 30, 2001 to $1,358,000 for the nine months ended September 30, 2002 is attributable to the same reasons as the third quarter decrease.

Dividends: The Company did not declare dividends on its shares of Common Stock and Preferred Stock during the three and nine months ended September 30, 2002 and 2001. For purposes of calculating earnings per share for the three and nine months ended September 30, 2001, deemed dividends arising from the beneficial conversion features associated with the issuance of its Series B, C and D Preferred Stock are reflected as a reduction of net income available to common shareholders.

Liquidity and Capital Resources: As of September 30, 2002, the Company had a working capital deficit of approximately $1,617,000 as compared to a working capital deficit of approximately $654,000 as of December 31, 2001. The Company's cash balance as of September 30, 2002 of $113,977 is, in management's opinion, not sufficient to ensure the continued operation of the Company and the payment of amounts due until the HealthyConnect business is profitable and generating sufficient cash flow to meet its liquidity requirements. The Company does not expect additions to property and equipment to be material in the near future. The Company expects HealthyConnect to be cash flow positive by the end of the first quarter of 2003, although there can be no assurance thereof. To provide the Company with additional required working capital, as of November 4, 2002 the Company has received approval of a maximum $300,000 bank line of credit at prime plus .25% interest rate for a three year period. This loan is collateralized by the Company's eligible accounts receivable. Borrowings under the line are limited to 80% of accounts receivable. In order to secure the loan the bank required a personal guarantee from Donald C. Schmitt, our Chairman and CFO, and Mr. Schmitt received warrants to purchase 500,000 shares of common stock at an exercise price of $0.001 per share, exercisable until October 9, 2005, as compensation for this guarantee.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $1,357,000 and $1,365,000 for the nine months ended September 30, 2002 and 2001, respectively. Additionally, the Company had a net working capital deficiency of approximately $1,617,000, and accumulated deficit of $18,109,785 at September 30, 2002 and negative cash flows from operations for the nine months ended September 30, 2002 of approximately $981,000, and positive cash flow from operations of approximately $279,000 for the nine months ended September 30, 2001. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management expects cash flows from operations to improve in the fourth quarter of the year ending December 31, 2002, primarily as a result of an anticipated increase in sales and plans to raise capital through various methods including the establishment of a bank operating line of credit to achieve its business plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS AND SEC PROPOSAL

a. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill acquired in the acquisition of HealthyConnect, Inc. in October 2001 has not been amortized, and will instead be tested annually for impairment.

     As of September 30, 2002, the fair value of the Company, as evidenced by the quoted market price of its common shares, exceeded its carrying value, and in the opinion of management there is no goodwill impairment loss at that date.


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

We May Need Additional Financing To Achieve Our Growth Strategy.

We have secured additional financing to continue to pursue our growth strategy. It is possible that we may need additional financing, depending on the performance against our business plan or we may be required to modify, delay or abandon some or all of our expansion plans which have a material adverse effect on our business. In addition, we may not be able to continue as a going concern.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                           PART II: OTHER INFORMATION

ITEM 1:              LEGAL PROCEEDINGS

On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amendment Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act ("UFTA"). Pate requests damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 6, 2001 Pate filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended complaint. The Company opposed the motion, which was denied by the Court on March 12, 2002. Despite the Court denying Pate's claim on the motion, Pate has re-filed a new Motion for Reconsideration of Dismissal of Claims for Wrongful Termination of Contract and For Leave To File a Fourth Amended Complaint. The Company intends to vigorously defend this new motion and intends to continue to vigorously contest the claims asserted by Pate. The Company has filed a counterclaim for breach of contract due to the poor quality of Pate's products and filed a motion to dismiss the asserted claims. As of September 30, 2002, December 31, 2001 and 2000, respectively, the Company has recorded a liability of $600,000 in addition to the normal trade payable of $100,317 and accounts receivable of $195,251 due from Pate, representing management's best estimate of the cost to settle this claim.

Other than the above, the Company is not involved in any other material legal proceedings.


Item 2.              Changes in Securities: None

Item 3.              Defaults Upon Senior Securities: None

Item 4.              Submission of Matters to a Vote of Security Holders:

           On September 19, 2002, the Company held its 2001 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of eight directors, and (ii) the appointment of an independent accounting firm for the ensuing year.

           The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                             FOR               WITHHELD             AGAINST

Donald C. Schmitt        6,027,344            1,757,700               0
Carl W. Pahapill         6,027,344            1,757,700               0
Thomas J. Guinan         6,027,344            1,757,700               0
John H. Wyant            6,027,344            1,757,700               0
Edward R. Sousa          6,027,344            1,757,700               0
Michael P. Schall        6,027,344            1,757,700               0
Alex Kalpaxis            6,027,344            1,757,700               0
Russell D. Glass         6,027,344            1,757,700               0

Each of the above persons were duly elected to serve on the Board of the Directors of the Company for the ensuing year and until their respective successors have been duly elected and qualified.

Grassi & Co., P.C. was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

                             FOR               AGAINST              WITHHELD

                           6,025,844            6,400               1,752,800




Item 5.    Other Information: None

Item 6.    Exhibits and Reports on Form 8-K: None

a)         Exhibits

           99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Carl
                Pahapill

           99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Donald C. Schmitt

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 CERTIFICATIONS


I, Carl W. Pahapill, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Next Generation Technology Holdings, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                               /s/ Carl W. Pahapill
                                               --------------------
                                               Carl W. Pahapill
                                               Chief Executive Officer

I, Donald C. Schmitt, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Next Generation Technology Holdings, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                /S/ DONALD C. SCHMITT
                                               -------------------------------
                                               Donald C. Schmitt
                                               Chief Financial Officer