Form 10KSB
period 2002-12-31
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2003-04-22
CIK 1059976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

Commission File No.    000-24941

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

 DELAWARE                                         06-1255882
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

33 City Centre Drive, Suite 364
Mississauga, Ontario Canada                                L5B 2N5
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
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-b is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. Yes X   No
                                ---    ---

           The issuer's net sales for the most recent fiscal year were $773,638.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 31, 2003 of $0.18 per share, was approximately $ 1,585,669.

           AS OF MARCH 31, 2003 THERE WERE 11,909,002 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, ISSUED AND OUTSTANDING.

TABLE OF CONTENTS



ITEM                                                                        PAGE


                                PART I

1   Description of Business....................................................4
2   Description of Property....................................................6
3   Legal Proceedings..........................................................7
4   Submission of Matters to a Vote of Security Holders........................7

                                PART II

5   Market for Common Equity and Related Stockholder Matters...................7
6   Management's Discussion and Analysis or Plan of Operation .................9
7   Financial Statements......................................................13
8   Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure..............................13

                               PART III

9   Directors, Executive Officers, Promoters and Control Persons; Compliance
              with Section 16 of the Exchange  Act   .........................13
10  Executive Compensation....................................................16
11  Security Ownership of Certain Beneficial Owners and Management
             And Related Stockholder Matters..................................17
12  Certain Relationships and Related Transactions............................20


                                PART IV

13  Exhibits And Reports on Form 8-K..........................................20
14  Controls and Procedures...................................................21


SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Next Generation Technology Holdings, Inc. (f/k/a Delicious Brands, Inc.) ( the "Company"), was incorporated in the State of Delaware in 1989 under the name R.W. Frookie Co. Inc. The Company's name was changed to Delicious Brands, Inc. in 1997 and to Next Generation Technology Holdings, Inc. on June 1, 2000. Prior to June 1, 2000, the Company developed, marketed and sold cookies, crackers and related food products under the Delicious(R), Salerno(R), Mama's(R), and Frookie(R)labels.

         On April 5, 2000, the Company entered into an Asset Purchase Agreement (the "APA") with BF USB, Inc. ("BF USB"), a Delaware corporation and indirect subsidiary of Parmalat, Canada Ltd. BF USB was affiliated with certain of the Company's suppliers and customers and has acquired a business from and entered into a consulting agreement with the Company's Chairman of the Board of Directors, through September 2000. On June 1, 2000, the Company consummated the sale of substantially all of its assets and businesses to BF USB for cash. As a result of the sale of substantially all of its assets, the Company then had no tangible assets other than cash and had no operations since June 1, 2000.

ACQUISITION OF HEALTHYCONNECT, INC.

On October 9, 2001, the Company purchased all of the outstanding common shares of HealthyConnect, Inc. ("HealthyConnect"), in exchange for the issuance of 4,500,000 common shares of the Company valued at $0.59 per common share. Upon the completion of the Company's acquisition of HealthyConnect, the Company's sole business is that of HealthyConnect, and the Company is now a web management information technology company with proprietary software and HealthyConnect branded software developed by third parties and web architecture engineering capabilities. The Company's software products include WEBBUILD, a web enabling hospital-based software; WEBCLINIC, a physician management and consumer health management software; and, WEBLEARN, a multi-language platform offering a learning experience closely emulating a classroom setting within the healthcare organization.

The Business

OVERVIEW

The Company, with a satellite office in Boston, Massachusetts and its head office in Toronto, Ontario, Canada is a web management information technology company with proprietary software and web architecture engineering capabilities. The combination of products and services enables HealthyConnect to create a web environment that will reduce operational costs. The value-added planning, implementation and support services ensure smooth information systems integration. HealthyConnect's tools help decrease the time required for the acquisition and distribution of information, thus liberating resources that can then be used for information processing. The result is more efficient workflow, empowering clients to provide a higher quality of service to their customers. As a result of the Company's acquisition of HealthyConnect, HealthyConnect is deemed to be the predecessor company.

HISTORY OF THE DEVELOPMENT OF THE COMPANY'S BUSINESS

HealthyConnect, Inc., the Company's wholly owned subsidiary incorporated on November 5, 1999 in the state of Delaware, is a Web application company specializing in the development of browser-based Knowledge Management tools for the healthcare sector. Its philosophy is to provide end-to-end solutions to the healthcare industry by delivering and maintaining operating efficiencies in the delivery of knowledge and data solutions.

HealthyConnect initially developed two secure browser based products, namely PROFESSIONAL HEALTH MONITOR and CLINIC@HOME, which the Company subsequently packaged as WEBCLINIC.

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

PRODUCTS

HealthyConnects's suite of products include:

(1) WEBBUILD, a browser based distributed content and document management solution that allows enterprises to dramatically improve the functionality and content of Intranet and Internet websites, at significantly reduced costs. WEBBUILD is a powerful and flexible web-based Portal application that places control over the creation of content, workflow processes and site design in the hands of the customer organization. The system will efficiently manage content, documents and forms and it is especially built for health care organizations. In the recent revision of WEBBUILD, the architecture has been enhanced, improving both authoring system and website performance and scalability. Some of the key features of WEBBUILD include: (i) ability to create online documents and forms, thereby adding interactivity to the websites; (ii) document security and website authentication, ensuring that sensitive content is restricted and can only be accessed by specific security groups assigned by the organization; and (iii) multiple layers of approval in the creation and publication of content.
(2) WEBLEARN, a multi-language platform offering a learning experience closely emulating a classroom setting within the healthcare organization. The software permits a user to design, learn, tutor, manage and deliver training; and
(3) WEBCLINIC, a secure, private network, web-based application that empowers patients to take control and manage their health in partnership with physicians by providing seamless, real-time access to reliable, evidence-based healthcare information and services.

HealthyConnect has been providing knowledge management solutions to the healthcare industry for many years. HealthyConnect has significant experience implementing content and document management solutions for large multi-site healthcare organizations in North America. Leading United States hospitals, including Newton-Wellesley Hospital of the Harvard Partners Medical Group have built their web infrastructure using HealthyConnect,Inc.'s WEBBUILD. HealthyConnect has also been selected by NEC Corporation of Japan (NASDAQ:
NIPNY) (FTSE:6701q.1) (TSE:6701) for private labeling of our content and document management solutions and Japanese-wide sales and distribution to the NEC Healthcare network of hospitals. Most recently, HealthyConnect has partnered with NEC Canada, Inc. to continue providing web-based communications applications in support of the comprehensive suite of NEC Healthcare Solutions in North America.

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

Healthcare organizations are recognizing the need for building good intranets which dramatically improves the operational efficiencies within the organization. Our experience has shown that an intranet powered by WEBBUILD produces an increased knowledge of results, employee satisfaction and quality performance, thereby decreasing productivity losses and improving the delivery and quality of care. The return on investment is quickly achieved upon its implementation.

Since the consummation of the merger on October 9, 2001, HealthyConnect has been aggressively rolling out its sales and marketing strategy. Inside and outside sales representatives have been added and have been generating leads and opportunities. HealthyConnect believes that it has a proven market need and product acceptance in three major geographic markets, namely the United States, Canada and Japan. HealthyConnect's strategy is to build rapid brand awareness and market penetration through a combination of organizational sales force and strategic distribution partners.

In the fourth quarter of 2002, HealthyConnect and InterSystems Corporation of Cambridge, Massachusetts entered into a strategic distribution partnership, whereby HealthyConnect chose CACHE as the data base software for its browser based Knowledge Management tools for departmental healthcare organizations. InterSystems Corporation is a leading provider of high performance database systems for Web applications, with over four million users worldwide. InterSystems's flagship product, CACHE, which has been integrated into WEBBUILD, is a post relational database that uniquely offers three integrated data access options: a robust object database; high performance SQL; and, rich multidimensional access. The ability of HealthyConnect to deliver knowledge management/workflow tools for the growing healthcare market where InterSystems is the dominant database technology makes the partnership a natural fit.

HealthyConnect is focusing on expanding its client footprints in the United States, Canada and Japan by partnering with client hospitals and healthcare systems to build web-based knowledge management tools that create competitive advantage. HealthyConnect has made a significant number of advancements since the merger on October 9, 2001 and it is confident that, with its proprietary suite of products and its vast experience in the healthcare industry, it will capture a significant market share of the e-health business in the very short term.

COMPETITION

The market for our products and services is highly competitive. HealthyConnect believes that it will continue to create and offer innovative products and professional services for the healthcare industry and that it will continue to attract clients in need of its products and services. However, there is no assurance that HealthyConnect's competitors will not introduce comparable products and services at similar or more attractive prices in the future. Increased competition could have an adverse effect on its business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2002 and 2001, the Company incurred expenses on research and development of $247,447 and $ nil, respectively.

INSURANCE

The Company intends to obtain a liability insurance policy prior to the end of May 2003. The Company's previous policy expired without renewal.

EMPLOYEES

As of March 15, 2003, the Company had nine full time employees/consultants, and three employees will be added to meet the client demand. Of the Company's nine full time employees, three are involved in management, one in sales, four are in technical support and one is in administration. The Company's employees are not represented by a union or a collective bargaining agreement and the Company believes that its relations with its employees are good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's principal executive offices are now located at 33 City Centre Drive, Suite 364, Mississauga, Ontario, Canada where the Company leases 2,346 square foot of office space at a monthly rate of $3,200. This lease expires on January 14, 2004.

The Company also has a commitment under a lease of 3,000 square foot of office space in Boston, Massachusetts at a monthly rate of $7,500. This lease expires on February 14, 2006. The Boston office was closed in December 2002. The Company charged the remaining obligations to operations and liabilities at December 31, 2002 for closing of the Boston office.

The Company believes that its current facilities are adequate for use in its business for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS

On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amended Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act ("UFTA"). Pate requested damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 6, 2001, Pate filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended Complaint. The Company opposed the motion, which motion was denied by the Court on March 12, 2002. Despite the Court denying Pate's claim on the motion, Pate has re-filed a new Motion for Reconsideration of Dismissal of Claim for Wrongful Termination of Contract and For Leave To File a Fourth Amended Complaint. The Company vigorously defended this new motion and succeeded in dismissing the motion. The Court has scheduled a trial date for May 19, 2003 and the Company is currently preparing for the said trial, including depositions and pre-trial motions. The Company intends to continue to vigorously contest the claims asserted by Pate at trial and has filed a counterclaim against Pate for breach of contract due to the poor quality of Pate's products.

As of December 31, 2002, the Company has recorded a liability of $1,100,000 in addition to the normal trade payable of $100,317 and accounts receivable of $195,251 due from Pate, representing management's best estimate of the cost to settle this claim. There can be no assurance that management's estimate will be sufficient to settle this claim, or that an adverse outcome of this lawsuit would not exceed such estimate. In the event that the outcome of the trial is unfavourable to the Company, any such outcome could have a material adverse effect on the Company's business and its operations.

On April 18, 2003, the Company and Pate verbally agreed to settle this dispute. In connection with the settlement the Company has agreed to pay Pate the following: (i) $150,000 in cash; (ii) a seven year $700,000 promissory note, payable in equal quarterly installments beginning one year from the settlement date; (iii) 500,000 warrants to purchase shares of the Company's common stock at an exercise price of $.01 per share; and (iv) a $50,000 promissory note due on December 31, 2003.

On January 21, 2003, Machine Dialogue LLC, a third party software company directly hired by one of the Company's technology partners, namely Salient Software, filed a suit against the Company's wholly owned subsidiary HealthyConnect as well as Salient Software and its principal, in the Supreme Court of the State of New York, claiming that it is owed $150,800 for work performed in connection with the Company's software application. The Company believes that the claim is without merit and is vigorously defending and contesting all claims by Machine Dialogue LLC.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are either without merit or are of such a kind, or involve such amounts, that unfavourable disposition would not have a material effect on the Company's financial position, results of operations or liquidity.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2002.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock was traded on the NASDAQ SmallCap Market System (NASDAQ) under the ticker symbol DBSI during the year ended December 31, 1999. As of February 1, 2000, the Company failed to maintain the NASDAQ SmallCap Market listing requirements that resulted in its Common Stock being delisted. Currently, the Company's shares of Common Stock are quoted in the Over-the-Counter Bulletin Board under the symbol NGTH.OB.

         As a result of the delisting of the Common Stock from the NASDAQ SmallCap Market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the shares of common stock. The Securities Exchange Act of 1934, as amended, requires additional disclosure relating to the market for penny stocks. The Securities and Exchange Commission regulations define a penny stock to be an equity security that has a market price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market. For any transaction involving a penny stock, unless exempt, the penny stock rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the shares of common stock. These requirements may reduce the level of trading activity in any secondary market for the common stock and may adversely affect the ability of broker-dealers to sell them.

         The following table sets forth, for the periods indicated, the high and low bid quotations for the shares of Common Stock, as reported by the Over-the-Counter Bulletin Board. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                               BID PRICES
                                              HIGH      LOW
                                          --------------------
                  First Quarter 2003         $ 0.22   $ 0.13

                  FISCAL YEAR 2002
                  First Quarter              $ 0.56   $ 0.40
                  Second Quarter             $ 0.55   $ 0.36
                  Third Quarter              $ 0.52   $ 0.48
                  Fourth Quarter             $ 0.35   $ 0.21

                  FISCAL YEAR 2001
                  First Quarter              $ 1.00   $ 0.75
                  Second Quarter             $ 0.92   $ 0.75
                  Third Quarter              $ 0.89   $ 0.65
                  Fourth Quarter             $ 0.42   $ 0.42

HOLDERS

         As of April 11, 2003, there were 181 holders of record of the Company's common stock.


DIVIDENDS

         The Company did not declare dividends on its shares of common stock in the years ended December 31, 2002 and December 31, 2001, and does not intend to in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         Set forth below is a discussion of the financial condition and results of operations for the years ended December 31, 2002 and 2001. The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY - SALE AND ACQUISITION OF ASSETS

         On October 9, 2001, the Company purchased all of the outstanding common shares of HealthyConnect.Com, Inc. (HealthyConnect), a provider of hospital based web enabled patient information management software, in exchange for the issuance of 4,500,000 common shares of the Company, valued at $0.59 per common share. The acquisition was accounted for as a purchase. The results of operations of HealthyConnect have been included in the Consolidated Statement of Operations from the date of acquisition. Prior to the acquisition of HealthyConnect, the Company had no tangible assets other than cash and had no operations since June 1, 2000 when it consummated the sale of substantially all of the assets and business it previously owned.

         The discussion below reflects the results of the Company for the year ended December 31, 2002. For the year ended December 31, 2001, the results include a full year of Next Generation Technology Holdings, Inc. combined with the HealthyConnect operations from the date of acquisition of October 9, 2001 through December 31, 2001, as well as the HealthyConnect operations from January 1, 2001 through October 8, 2001.

                                                          YEAR ENDED DECEMBER 31
                                                              (IN THOUSANDS)

                                                              2002         2001

Net Sales                                                  $   774      $   618
Cost of Sales                                                  214          272
                                                           -------      -------
Gross profit                                                   560          346

Selling, general and administrative expenses                 3,172        4,422

Goodwill impairment                                          2,120            0
                                                           -------      -------

Loss from operations                                        (4,732)      (4,076)

Other income                                                   118          176
                                                           -------      -------

Loss before income taxes                                    (4,614)      (3,900)

Recovery of income taxes                                      (142)           0
                                                           -------      -------

Net loss                                                   $(4,472)     $(3,900)
                                                           -------      -------

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001
(PROFORMA)

NET SALES

         Net sales increased 25% to $774,000 for the year ended December 31, 2002 from $618,000 for the year ended December 31, 2001. The increase reflects the Company's plans and efforts to grow the HealthyConnect business, in particular the partnering with NEC Corporation of Japan as described in Item 1 above.

GROSS PROFIT

         Gross profit increased $214,000 or 62% for the year ended December 31, 2002 compared to the year ended December 31, 2001. Cost of sales represents direct costs incurred on license fees paid on the Company's WebLearn product and an allocation of salary costs which are relatively fixed and therefore gross profit dollars and percent to net sales will vary depending on sales volume for the period. The increase in gross profit is due to higher sales and lower salary costs in 2002 versus 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased $1,250,000 or 28% to $3,172,000 for the year ended December 31, 2002 from $4,422,000 for the year ended December 31, 2001. The decrease is primarily attributable to non-recurring legal costs for the Company and non-recurring acquisition costs of HealthyConnect.

GOODWILL IMPAIRMENT

During the year ended December 31, 2002, the Company incurred a charge of $2,120,000 in connection with the writedown of goodwill resulting from the acquisition of HealthyConnect, Inc. The Company did not incur any charges against goodwill during the year ended December 31, 2001.

OTHER INCOME (EXPENSE)

Other income for the year ended December 31, 2001 relates principally to interest income earned by the Company from cash proceeds received from the sale in 2000 of substantially all of the assets of the Company's business prior to the acquisition of HealthyConnect in 2001. Other expenses for the year ended December 31, 2002 totaled $145,000 in interest expense consisting principally of debt financing costs of $135,000 incurred in connection with the issuance of common share warrants to the Chairman of the Company as compensation for acting as guarantor of the Company's bank line of credit; offset by interest income of $7,000, collection of accounts receivable previously written-off totalling $42,500 and reductions in estimates for accrued expenses of $213,500 in connection with the settlement of legal costs and packaging and distributor allowances related to its previous business.

RECOVERY OF INCOME TAX EXPENSE

         During the year ended December 31, 2002, the Company determined that Alternative Minimum Tax paid for the year ended December 31, 2000 as a result of the sale of the business in that year was recoverable. Accordingly, a tax benefit of $142,000 has been recorded. For the year ended December 31, 2001, there was no income tax expense because of the loss for that year, and no income tax benefit because of uncertainties as to the amount of taxable income that will be generated in future years.

         At December 31, 2002, the Company has available for tax reporting purposes of approximately $22,194,000 of net operating loss carryforwards expiring in varying amounts through 2020. As a result of the private placement of Series B Preferred Stock in 1999, the utilization of net operating loss carryforwards generated prior to the transaction are limited under Section 382 of the Internal Revenue Code of 1986, as amended.

NET LOSS

         The increase in a net loss of $3,900,000 for the year ended December 31, 2001 to a net loss of $4,472,000 for the year ended December 31, 2002 is attributable to goodwill impairment, debt financing costs, increased accrual for legal contingencies and the closing of the Boston office.

DIVIDENDS

         The Company did not declare dividends on its shares of preferred stock or common stock in the years ended December 31, 2002 and 2001.

         For purposes of calculating earnings (loss) per share, deemed dividends arising from the beneficial conversion features associated with the issuance of its preferred stock are reflected as a reduction of net income (loss) attributable to common stockholders, as described in Notes 2 and 7 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

         The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgement, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, management cautions that future events rarely develop as forecast, and that best estimates may routinely require adjustment.

         Goodwill of $3,200,000 acquired in the acquisition of HealthyConnect in October 2001 has not been amortized. Effective January 1, 2002, such goodwill must be tested for impairment at least annually and written down whenever fair value is less than carrying value. Thus, temporary declines in the value of goodwill may have an immediate and material impact on earnings. Assessment of impairment will require a rigorous, detailed and disciplined approach, involving the development of methodologies, assumptions and models to estimate fair value that are consistent with the way the Company operates its business. It may also be necessary to engage third party valuation experts to assist in the estimation of fair value. As at December 31, 2002, the carrying value of the Company exceeded its fair value, as evidenced by the quoted market price of its common shares. Accordingly, a goodwill impairment loss of $2,119,618 was recognized by the Company in the fourth quarter of 2002.

         Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is also required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Estimating probable losses requires development of multiple forecasts that often depend on the judgments about potential actions by third parties. In the opinion of management, loss contingencies have been adequately addressed, as discussed in
Note 11 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company had a working capital deficiency of approximately $2,112,000 as compared to a working capital deficiency of approximately $653,000 as of December 31, 2001. The Company's cash balance as of December 31, 2002 of $32,445 is, in management's opinion, not sufficient to ensure the continued operations of the Company and the payment of amounts due until the HealthyConnect business is profitable and generating sufficient cash flow to meet its liquidity requirements, of which there can be no assurance. The Company does not expect additions to property and equipment to be material in the near future.

         The Company expects HealthyConnect to be cash flow positive by the end of the third quarter of 2003, although there can be no assurance thereof. To provide the Company with additional required working capital, in the fourth quarter of 2002 the Company arranged a bank line of credit to a maximum of $300,000 at prime (4.25% at December 31, 2002) plus .25% interest rate for a three year period. This loan is collateralized by the Company's eligible accounts receivable. Borrowings under the line of credit are limited to 80% of accounts receivable and other assets. In order to secure the loan the bank required a personal guarantee from Donald C. Schmitt, the Chairman and Chief Financial Officer of the Company. As compensation for acting as guarantor of the loan, Mr. Schmitt received warrants to purchase 500,000 shares of common stock at an exercise price of $0.001 per share, exercisable until October 9, 2005, which vested immediately on October 10, 2002.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $4,472,000 and $1,638,000 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company had a net working capital deficiency of approximately $2,112,000 and accumulated deficit of approximately $21,225,000 at December 31, 2002, and negative cash flows from operating activities of approximately $1,222,000 and $1,370,000 for the years ended December 31, 2002 and 2001, respectively. This condition raises substantial concern about the Company's ability to continue as a going concern. Management expects cash flows from operating activities to improve in 2003, primarily as a result of an increase in sales, and plans to raise capital through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

OUR RESOURCES MAY NOT BE SUFFICIENT TO MANAGE OUR EXPECTED GROWTH

We anticipate a period of growth, which we expect will place a strain on our administrative, financial and operational resources. Our ability to manage any staff and facilities growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, install new management information and control systems and train, motivate and manage our employees. There can be no assurance that we will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support our future operations. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected.

WE ARE DEPENDENT ON OUR KEY EMPLOYEES

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

WE MAY NEED ADDITIONAL FINANCING TO ACHIEVE OUR GROWTH STRATEGY

The Company secured additional financing in the fourth quarter of 2002 to continue to pursue its growth strategy. It is possible that we may need additional financing, depending on the performance against our business plan or we may be required to modify, delay or abandon some or all of our expansion plans which may have a material adverse effect on our business. In addition, we may not be able to continue as a going concern.

COMPETITION IN THE HEALTHCARE AND SOFTWARE INDUSTRIES MAY ADVERSELY AFFECT OUR REVENUES AND MARKET POSITION

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

PROTECTION OF PROPRIETARY INFORMATION

The ability of our products and services to compete with other companies will depend, in part, on our maintaining the proprietary nature of our technologies. We rely on our prior development activities that have resulted in a body of information and processes that we have designated as "trade secrets" and "know-how" and is considered as intellectual property. In addition, we rely heavily upon trade secrets and our business plan. There can be no assurance that other persons will not independently develop or acquire technology substantially equivalent to ours, or that we will successfully protect our business plan, technology and trade secrets from misappropriation by others. Furthermore, it will be necessary for us to make our intellectual property available to vendors, customers and other companies in the industry, making it even more difficult to protect our technology. No assurance can be given that we would be successful in enforcing our rights, or that our product does not infringe on the patent or intellectual property rights of a third pary.

DEPENDENCE ON TECHNOLOGY

We are highly dependent on our technology, which has a limited operating history. We believe that our current technology can provide our web management software tools with the necessary sophistication and security to allow the system to function effectively. However, if we cannot maintain our system in the event of unexpected occurrences, make necessary modifications and/or improvements to the technology, such deficiencies could have a material adverse effect upon our business, financial condition and results of operations.


ITEM 7.        FINANCIAL STATEMENTS

         See the Financial Statements listed in the accompanying Index to Financial Statements on Page II herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 15, 2002, BDO Dunwoody LLP ("BDO"), the Company's independent public accountants, were dismissed, which dismissal was approved by the Company's Board of Directors. The Company did not have any disagreements over accounting policies or practices with BDO.

         On May 9, 2002, upon receipt of approval of its Board of Directors, the Company engaged Grassi and Co., CPAs, P.C. to serve as the Company's independent certified public accountants. Prior to the engagement of Grassi & Co., CPAs, P.C., neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transactions, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's consolidated financial statements.

The 2001 consolidated financial statements included in this filing were audited by BDO Dunwoody LLP. The audit opinion for such consolidated financial statements has not been included due to a fee dispute. The audit opinion for the year ended December 31, 2001 will be included by an amendment to this filing upon resolution of the fee dispute.

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following are the members of the Company's Board of Directors and the Company's executive officers.

     NAME            AGE              POSITION
     ----            ---              --------

Donald C. Schmitt     72      Chairman of the Board of Directors and
                              Chief Financial Officer
Carl W. Pahapill      44      President and Chief Executive Officer
Marc E. Smith         33      Executive Vice President - Operations
Thomas J. Guinan      66      Director
John H. Wyant         56      Director
Edward R. Sousa       45      Director
Michael P Schall      49      Director
Alex Kalpaxis         47      Director

         DONALD C. SCHMITT has been a director of the Company since 1989, Chairman of the Board since August 1997 and was Chief Executive Officer and President from June 2000 until October 9, 2001. From 1977 through the sale of substantially all the assets of the Company in September 1999, Mr. Schmitt was the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of The Shur-Good Biscuit Co., Inc., distributor of cookies, crackers and salty snack foods. Mr. Schmitt is also Chairman of the Board, Chief Executive Officer and a stockholder of Excellence Alliance Group, Inc., which is privately owned. He was Vice Chairman of the Board of Miller Buckeye Biscuit Co., which was privately owned, and also was the former President of the Biscuit and Cracker Distributor Association. He won the Xavier University Executive Achievement Award in 1993. Mr. Schmitt was also awarded a Papal appointment to the Equestrian Order of the Holy Sepulcher by the Catholic Church in 1995. Mr. Schmitt holds a B.A. in accounting from Xavier University.

         CARL W. PAHAPILL has been the President, Chief Executive Officer and Director of the Company since October 2001. From November 1999 until October 2001, Mr. Pahapill was the President and Chief Executive Officer of HealthyConnect, Inc. and from 1995 through November 1999 was the President and Chief Operating Officer of Med-Emerg International Inc. From 1994 to 1995, Mr. Pahapill was the Chief Operating Officer of Signature Brands Limited, publicly traded food processing company (Toronto Stock Exchange). From 1984 to 1993, Mr. Pahapill was a Partner at BDO Dunwoody Chartered Accountants. Mr. Pahapill is a senior E-health Strategist and has over 21 years of healthcare experience.

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

         THOMAS J. GUINAN has been a director since September 1999 and was the Company's Chief Executive Officer and President from September 1999 through June 2000. Mr. Guinan is currently an independent business consultant. Mr. Guinan has over thirty years of experience in turning around and managing premium branded food companies. He was co-founder and partner of Blazek Associates, which provides consulting and acquisition intermediary services to equity funds. In addition, Mr. Guinan provided consulting services to SMS Brands and served on its advisory board, where he worked closely on the acquisitions of YoFarm Yogurt and Lemon Chill. He also served as the interim CEO and director of both the Cape Cod Potato Chip Company, Inc. and the Frozfruit Company. Mr. Guinan was the COO of the Pinkerton Group, and previously held executive and/or senior management positions at Alberto Culver, PET Inc., Lipton/Unilever, and General Foods. Mr. Guinan holds a B.A. from Manhattan College.

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

         MICHAEL P. SCHALL has been a director of the Company since February 1999. Mr. Schall was Senior Vice-President, Sales and Marketing for Wise Foods, Inc. from January 14, 2002 to March 31, 2003. From December 2000 through January 4, 2002, he had been President and Chief Executive Officer of the B. Manischewitz Company L.L.C. From July 1994 until November 2000, Mr Schall was the President and Chief Executive Officer of Guiltless Gourmet, Inc., a manufacturer and marketer of all-natural snack foods. From 1987 to June 1994, Mr. Schall was President of Strategic Marketing Methods, a marketing consulting firm to the retail and packaged goods industry. From 1985 to 1987, Mr. Schall was Vice President of Marketing and Sales for the grocery products division of Prepared Products Company. From 1980 to 1985, Mr. Schall served in various capacities in brand management for Lawry's Foods, Inc., a subsidiary of Unilever. Mr. Schall holds a B.S. in marketing from California State University and an M.B.A. from the University of Southern California Graduate School of Business.

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

         The board of directors met 3 times during the year ended December 31, 2002.

COMMITTEES OF THE BOARD

         The Company's board of directors has an audit committee and compensation committee.

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

COMPENSATION OF DIRECTORS

         Through December 31, 2001, each eligible non-employee director received an annual grant of options to purchase 1,500 shares of Common Stock pursuant to the 1994 Formula Stock Plan (the "Formula Plan") at an exercise price equal to the fair market value on the date of grant and $1,500 per Board meeting attended. The Formula Plan was adopted to provide an incentive for non-employee directors. At December 31, 2002, options to purchase 59,000 shares of Common Stock are outstanding under the Formula Plan at exercise prices ranging between $1.50 and $12.38.

         Effective January 1, 2002, each eligible non-employee director receives an annual grant of options to purchase 12,500 shares of Common Stock outside the stock option plan at an exercise price equal to the fair market value on the date of grant and $1,500 per Board meeting attended and $500 per telephonic Board meeting attended. In 2002, non-employee directors received 62,500 options at an exercise price of $0.41.
         All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10 percent of the registered class of the Company's equity securities to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely upon its review of any such reports furnished to the Company, the Company believes that during the year ended December 31, 2002, such persons made all required filings.

ITEM 10.          EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of the Company's Chief Executive Officer and each other most highly compensated executive officers of the Company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2002, December 31, 2001 and December 31, 2000 (collectively, the "Named Executive Officers").



                                                                 Annual Compensation
                                            ------------------------------------------------------------
              Name and                                                                  Other Annual
       Principal Position (1)                 Year   Salary ($)        Bonus ($)      Compensation ($)
     ----------------------------           ---------------------    --------------  -------------------

Carl W. Pahapill                              2002      225,000 (2)       -                 -
     President, Chief Executive Officer
     and Director                             2001       56,250 (2)       -                 -


Donald C. Schmitt (3)                         2002       -                -              57,000(4)
     Chairman, Chief Financial Officer                                                  135,000(6)
                                              2001       -                -              50,000(4)
                                              2000       -                -              38,500(5)


1. Although the officers receive certain perquisites, the value of such perquisites for any officer did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.
2.     On October 9, 2001, Mr. Pahapill became President and Chief
       Executive Officer at an annual salary of $225,000. Effective April
       1, 2002, the annual salary increased to $250,000. Effective
       October 1, 2002, payment of 30% of salary was deferred.
3. Although Mr. Schmitt was not named CEO during 2001, he fulfilled such role from January 1, 2001 through October 9, 2001
4.     Annual Chairman's fee
5. On May 30, 2000, the board of directors approved the issuance of 25,000 shares of common stock with an aggregate market value of $15,625 in consideration of services rendered to the Company.
6. Fair market value of 500,000 common share warrants issued to Mr. Schmitt as compensation for acting as guarantor of the Company's operating line of credit.


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

         The Company has an employment agreement with Marc E. Smith. The agreement for Mr. Smith has a term of two years commencing April 1, 2001 and automatically renews for additional one year terms unless terminated by either the Company of the employee. The agreement provides for a $100,000 salary for the first year, $130,000 for the second year and a percentage bonus based on the operating profits of the Company.

OPTION GRANTS

In January, 2002, Mr. Pahapill and Mr. Schmitt each received 12,500 stock options at an exercise price of $0.41 with an expiration date of January 1, 2012.

In the fourth quarter of 2002, the Company issued warrants to purchase 500,000 shares of the Company's common stock, at $0.001 per share. Such warrants, which expire in October 2005, were issued to the Chairman of the Board of Directors of the Company, Donald C. Schmitt, as compensation for Mr. Schmitt acting as guarantor of the $300,000 operating line of credit.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES TABLE

         No stock options were exercised by the Named Executive Officers during the year ended December 31, 2002. The following table sets forth certain information regarding unexercised options held by each of the Named Executive Officers at December 31, 2002.

                                   Number of Securities
                                  Underlying Unexercised
                                     Options Held at
                                   December 31, 2002 (#)
                            ----------------------------------

                  Name          Exercisable     Unexercisable
          -----------------------------------  ---------------

          Carl W. Pahapill           87,500           150,000
          Donald C. Schmitt         238,000            40,000


The 500,000 common share warrants issued to Donald W. Schmitt in 2002 are exercisable at any time to October 9, 2005. No such warrants were exercised by Mr. Schmitt during the year ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock of the Company as of April 11, 2003 for (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock. (ii) each of the Named Executive Officers of the Company, (iii) each of the Company's directors and (iv) all directors and officers as a group.


                                                                Shares
                                                             Beneficially       Percent of
                                                              Owned (2)          Class (2)
                                                           --------------     ---------------
                    Name and Address (1)

          Donald C. Schmitt (3)                                  957,250           7.1%

          Carl W. Pahapill (4)                                   771,749           5.7%

          Marc E. Smith  (5)                                     342,551           2.5%

          Thomas J. Guinan (6)                                    76,500            *

          John H. Wyant (7)                                       91,250            *

          Edward R. Sousa (8)                                     82,500            *

          Michael P. Schall (9)                                   79,500            *

          Alex Kalpaxis (10)                                      12,500            *

          Little Meadow Corp. (11)                             2,440,978          18.1%

          All directors and officers as a group                2,413,800          17.9%
          (8 persons) (3) (4) (5) (6) (7) (8) (9) (10)

*Less than one percent (1%) of outstanding Common Stock.

(1) Except as otherwise indicated, the address for each of the named individuals is c/o Next Generation Technology Holdings, Inc., 33 City Centre Drive, Ste 364, Mississauga, Ontario, Canada L5B 2N5
(2) Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Pursuant to the rules and regulations of the Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of warrants or options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Includes of (i) 25,000 shares of Common Stock issuable upon exercise of options exercisable through November 8, 2004, at a price of $6.00 per share; (ii) 37,500 shares of Common Stock issuable upon exercise of options exercisable through August 4, 2004 with respect to 6,500 shares, through December 31, 2004 with respect to 1,500 shares, through December 31, 2005 with respect to 1,500 shares, through December 31, 2006 with respect to 1,500 shares, through December 17, 2007 with respect to 25,000 shares and through December 31, 2007 with respect to 1,500 shares, all at a price of $6.00 per share; (iii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2008, at a price of $12.375 per share; (iv) 1,500 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2009 at a price per share of $1.50; (v) 70,000 shares of Common Stock issued in February 2001 upon conversion of 17,500 shares of Series A Preferred Stock, of which 5,000 shares of Series A Preferred Stock are held by an IRA for the benefit of Mr. Schmitt, and 5,000 shares of Series A Preferred Stock are held by an IRA for the benefit of Mr. Schmitt's wife, and 7,500 shares of Series A Preferred Stock held by a trust for the benefit of Mrs. Ruth Schmitt of which Mr. Schmitt is custodian; (vi) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share; (vii) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share; (viii) 150,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share, (ix) 20,000 shares of Common Stock issuable upon exercise of options exercisable through Octoberr 8, 2011 at a price of $0.74 per share; 500,000 shares of Common Stock issuable upon exercise of warrants through October 9, 2005 at a price of $0.001 per share and (x) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2013 at a price of $0.21 per share. Excludes (i) 74,150 shares of Common Stock held by Donald Schmitt's adult children, of which shares Mr. Schmitt disclaims beneficial ownership; and (ii) 115,000 shares of Common Stock issued in February 2002 upon conversion of 28,750 shares of Series A Preferred Stock, held by Mr. Schmitt's adult children and his sister of which shares Mr. Schmitt disclaims beneficial ownership; and (iii) 40,000 shares of Common Stock issuable upon exercise of options exercisable through October 8, 2011.








(4) Includes (i) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share; (ii) 75,000 shares of Common Stock issuable upon exercise of options exercisable through October 8, 2011 at a price of $0.74 per share, and (iii) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2013 at a price of $0.21 per share. Does not include 150,000 shares of Common Stock issuable upon exercise of options exercisable through October 8, 2011.
(5) Does not include 66,667 shares of Common Stock issuable upon exercise of options exercisable through October 8, 2011. (6) Consists of (i) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share; (ii) 50,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share; (iii) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share, and (iv) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2013 at a price of $0.21 per share.
(7) Consists of (i) 10,250 shares of Common Stock issuable upon exercise of options exercisable through August 14, 2004 with respect to 6,500 shares, through December 31, 2004 with respect to 1,500 shares, through December 31, 2005 with respect to 750 shares and through December 21, 2007 with respect to 1,500 shares, all at a price of $6.00 per share; (ii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through December 31, 2008, at a price of $12.375 per share; (iii) 1,500 shares of Common Stock issuable upon exercise of options through December 31, 2009 at a price of $1.50 per share; (iv)1,500 shares of Common Stock issuable upon exercise of options through December 31, 2010 at a price of $0.625 per share; (v) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share;
          (vi) 50,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share; (vii) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share; and
          (viii)12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2013 at a price of $0.21 per share.
(8) Consists of (i) 3,000 shares of Common Stock issuable upon exercise of options exercisable through March 24, 2009 at a price of $10.25 per share; (ii) 1,500 shares of Common Stock issuable upon exercise of options through December 31, 2009 at a price of $1.50 per share; (iii) 1,500 shares of Common Stock issuable upon exercise of options through December 2010 at a price of $0.625 per share; (iv) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share; (v) 50,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share; (vi) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share; and (vii) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2013 at a price of $0.21 per share..
(9) Consists of (i) 1,500 shares of Common Stock issuable upon exercise of options exercisable through February 10, 2009, at a price of $11.375 per share; (ii) 1,500 shares of common Stock issuable upon exercise options through December 31, 2010 at a price of $0.625 per share;
          (iii) 1,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2011 at a price of $0.19 per share;
          (iv) 50,000 shares of Common Stock issuable upon exercise of options exercisable through August 2011 at a price of $0.74 per share; (v) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2012 at a price of $0.41 per share; and
          (vi) 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2013 at a price of $0.21 per share.






(10) Consists of 12,500 shares of Common Stock issuable upon exercise of options exercisable through January 1, 2013 at a price of $0.21 per share.
(11) Includes 251,328 shares of Common Stock issuable upon conversion of 35,000 shares of Series B Preferred Stock held by Little Meadow Corp.


Equity Compensation Plan Information

The following table describes the compensation plans under which the Company's common stock is authorized for issuance as of December 31, 2002:



Plan Category                  Number of Securities to be  Weighted-average exercise     Number of securities
                               issued upon exercise of     price of outstanding options, remaining available for
                               outstanding options,        warrants and rights           future issuance under
                               warrants and rights                                       equity compensation plans
                                                                                         (excluding securities
                                                                                         reflected in column (a))

Equity compensation plans                159,600              $ 6.08                            1,040,000
approved by security holders

Equity compensation plans not
approved by security holders           1,417,500              $ 0.65                                -



ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2002, Donald C. Schmitt, our chairman, personally guaranteed a line of credit in the amount of $300,000 on behalf of the Company. In exchange for such guarantee Mr. Schmitt was issued warrants to purchase up to 500,000 shares of our common stock at an exercise price of $.001 per share through October 9, 2005.


                                     PART IV

ITEM 13.              EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Form 10-KSB

1. Financial Statements - The Financial Statements listed in the accompanying Index to Financial Statements which appears on page F-II herein are filed as part of this Form 10-KSB.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2002.

(c)   Exhibits

None.

ITEM 14.          CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c ) under the Exchange Act) as of a date within 90 days of the date of this Form 10-KSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls subsequent to the date of the evaluation described above.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                                  (Registrant)


     DATED:   APRIL 15, 2003       /S/ DONALD C. SCHMITT
                                   ----------------------------------------
                                   DONALD C. SCHMITT
                                   CHIEF FINANCIAL OFFICER,
                                   CHAIRMAN AND DIRECTOR


         Known all men by these presents, that each person whose signature appears below hereby constitutes and appoints Donald C. Schmitt his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Form 10-KSB and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         DATE                         SIGNATURE
         ----                         ---------

         APRIL 15, 2003               /s/ Donald C. Schmitt
                                      -----------------------------------------
                                      DONALD C. SCHMITT
                                      CHAIRMAN/CHIEF FINANCIAL OFFICER/DIRECTOR

         APRIL 15, 2003               /s/ Carl Pahapil
                                      -----------------------------------------
                                      CARL PAHAPILL
                                      PRESIDENT/CHIEF EXECUTIVE OFFICER/DIRECTOR


         APRIL 15, 2003               /s/ Thomas J. Guinan
                                      -----------------------------------------
                                      THOMAS J. GUINAN
                                      DIRECTOR

         APRIL 15, 2003               /s/ John H. Wyant
                                      -----------------------------------------
                                      JOHN H. WYANT
                                      DIRECTOR

         APRIL 15, 2003               /s/ Edward R. Sousa
                                      -----------------------------------------
                                      EDWARD R. SOUSA
                                      DIRECTOR

         APRIL 15, 2003               /s/ Michael P. Schall
                                      -----------------------------------------
                                      MICHAEL P. SCHALL
                                      DIRECTOR

         APRIL 15, 2003
                                      -----------------------------------------
                                      ALEXANDER KALPAXIS
                                      DIRECTOR


CERTIFICATION BY CARL PAHAPILL PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Carl Pahapill, certify that:

1. I have reviewed this annual report on Form 10-KSB of Next Generation Technology Holdings, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantlyaffect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED APRIL 15, 2003               /s/ Carl Pahapill
                                   -----------------------------------------
                                   CARL PAHAPILL
                                   CHIEF EXECUTIVE OFFICER AND DIRECTOR


CERTIFICATION BY DONALD C. SCHMITT PURSUANT TO SECURITIES EXCHANGE ACT
RULE 13A-14

I, Donald C. Schmitt, certify that:

1. I have reviewed this annual report on Form 10-KSB of Next Generation Technology Holdings, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Donald C. Schmitt
DATED APRIL 15, 2003                       -----------------------------
                                           DONALD C. SCHMITT
                                           CHIEF FINANCIAL OFFICER AND CHAIRMAN

NEXT GENERATION TECHNOLOGY HOLDINGS, INC.




INDEPENDENT AUDITORS' REPORT AND

FINANCIAL STATEMENTS




DECEMBER 31, 2002

















                                        I

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.



                          INDEX TO FINANCIAL STATEMENTS





                                                                            Page
                                                                            ----


INDEPENDENT AUDITORS' REPORT                                                 III


FINANCIAL STATEMENTS:

         Consolidated Balance Sheet, December 31, 2002                         V

         Consolidated Statements of Operations, Years Ended December 31,
             2002 and 2001 (unaudited)                                        VI

         Consolidated Statements of Stockholders' Equity (Deficiency), Years
             Ended December 31, 2002 and 2001 (unaudited)                    VII

         Consolidated Statements of Cash Flows, Years Ended December 31,
                 2002 and 2001 (unaudited)                                  VIII

         Notes to the Consolidated Financial Statements                       X

NOTE: The consolidated financial statements relating to the year ended December 31, 2001 are marked "unaudited" and are now deemed to be unaudited, notwithstanding that the consolidated financial statements were in fact audited when filed in prior year. The change of status to unaudited is attributable to the Company's change in independent auditors and its failure to secure the consent of its former auditors to include the consolidated financial statements for the year ended December 31, 2001 with the Company's Form 10-KSB for the year ended December 31, 2002. The Company's consolidated financial statements for the year ended December 31, 2002 are in fact audited. The Company plans to refile the consolidated financial statements for the year ended December 31, 2001, as audited upon securing the consent of its former auditors, or after having the consolidated financial statements re-audited by its current auditors, whichever is the most expeditious process. The failure to secure the necessary consent stems from a fee dispute with the Company's former auditors.






                                       II

================================================================================

                                                    INDEPENDENT AUDITORS' REPORT

================================================================================

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

         We have audited the accompanying consolidated balance sheet of NEXT GENERATION TECHNOLOGY HOLDINGS, INC. (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended December 31, 2001 were audited by other auditors whose report dated February 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Technology Holdings, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, including a net loss of $4,472,223 for the year ended December 31, 2002, has a net working capital deficiency and stockholders' deficiency of $2,112,142 and $1,190,681, respectively, as of December 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.




                                                    Grassi & Co., CPAs, P.C.
                                                    Certified Public Accountants



New York, New York
March 28, 2003







                                      III


                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002



                          Assets
Current Assets:
       Cash                                                                $        32,445
       Accounts receivable (Notes 1 and 3), net of allowance                       334,545
             of $ 204,592
       Income taxes receivable                                                     142,406
       Prepaid expenses and other current assets                                    48,996

                                                                            ---------------
                                                                                   558,392
                                                                            ---------------

Fixed Assets, Net of Accumulated Depreciation (Note 4)                              19,671

Goodwill, net  (Note 1)
                                                                                 1,048,040
                                                                            ---------------
                                                                           $      1,626,103
                                                                            ===============
                          Liabilities and Stockholders' Deficiency
Current Liabilities:
       Accounts payable                                                    $        43,658
       Accrued expenses (Notes 1 and  6)                                         2,360,315
       Deferred revenue                                                             46,561
       Note payable (Note 8)                                                       195,000
       Note payable to shareholder (Note 5)                                         25,000
                                                                            ---------------
                                                                                 2,670,534
                                                                            ---------------

Rent payable (Note 11)                                                             146,250

Commitments and Contingencies (Note 11)

Stockholders' Deficiency:
          Preferred stock, $.01 par value, 1,000,000 shares authorized:
           Series A, 183,334 shares issued and 0 shares outstanding                --
           Series B, 35,000 shares issued and outstanding
                       liquidation value $1,750,000 (Note 7)                     1,410,464

        Class A common stock, voting, $.01 par value, 25,000,000 shares
           authorized, 11,908,002 shares issued                                    119,080

        Additional paid-in capital                                              18,665,570
        Accumulated deficit                                                    -21,224,746
                                                                            ---------------
                                                                                -1,029,632
        Less treasury stock: 48,925 shares, at cost                               -161,049
                                                                            ---------------

        Total stockholders' deficiency                                          -1,190,681
                                                                            ---------------
                                                                           $     1,626,103
                                                                            ===============



The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.




                                       V


                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


Years Ended December 31                                         2002              2001
-------------------------------------------------------------------------------------------
                                                                              (unaudited)
Net Sales (Note 3)                                      $        773,638   $        94,311



Cost of Sales (Note 3)                                           213,587            79,338
                                                         ---------------- -----------------

Gross Profit                                                     560,051            14,973

Operating Expenses:
           Selling, general and administrative                 3,173,481         1,767,655
           Goodwill impairment (Note 1)                        2,119,618                 0
                                                         ---------------- -----------------
Loss from Operations                                          -4,733,048        -1,752,682
                                                         ---------------- -----------------

Other Income (Expense):
           Interest expense (Note 11)                           -145,271           -29,591
           Interest income                                         7,263            72,031
           Other, net                                            256,427            71,816
                                                         ---------------- -----------------
                                                                 118,419           114,256
                                                         ---------------- -----------------

Loss before Benefit from Income Taxes                         -4,614,629        -1,638,426
                                                         ---------------- -----------------

Recovery of Income Taxes (Note 9)                                142,406                 0
                                                         ---------------- -----------------

Net Loss                                                      -4,472,223        -1,638,426

Dividends on Preferred Stock (Notes 2 and 7)                           0          -271,875
                                                         ---------------- -----------------

Net Loss attributable to common stockholders             $     4,472,223  $     -1,910,301
                                                         ================ =================

Loss per Common Share:
      Basic and diluted                                  $          -0.39 $           -0.26
                                                         ================ =================

      Weighted average number of common
        shares outstanding:

           Basic and  diluted                                 11,607,382         7,459,578



The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.



                                       VI

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                 --Preferred Stock--    --Common Stock--   Additional  (Accumulated  --Treasury Stock--   Total
                                                                                                                      Stockholders'
                                  Shares    Amount      Shares  Amount  Paid-in Capital  Deficit)    Shares     Amount   Equity
                                                                                                                      (Deficiency)
                                ---------------------------------------------------------------------------------------------------
Balance, December 31, 2000       218,334 $2,877,132  5,766,598 $57,666  $14,020,901  $-14,845,782   -48,925   $-161,049   $1,948,868
(unaudited)

Issuance of Common Stock for
Acquisition
of HealthyConnect, Inc.                              4,500,000  45,000    2,610,000                                        2,655,000

Conversion of Series A
Preferred Stock to
     Common Stock               -183,334 -1,466,668    727,084   7,271    1,459,397                                                0

Issuance of Stock Options
     for Services (Note 10)                                                  62,300                                           62,300
Issuance of Stock Options
     for Services (Note 10)                                                   3,160                                            3,160
Net  Loss                                                                              -1,638,426                         -1,638,426
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001        35,000  1,410,464 10,993,682 109,937   18,155,758   -16,484,208   -48,925    -161,049    3,030,902
(unaudited)

Issuance of Common Stock in
     Settlement of accrued
     expenses                                          169,000   1,690      101,310                                          103,000
Issuance of  Common Stock under                                                                                                   0
     antidilution provision (Note 1)                   745,320   7,453       -7,453
Issuance of stock options
     for services (Note 10)                                                  12,640                                           12,640
Issuance of warrants (Note 10)                                              135,000                                          135,000

Common stock dividends
  related to warrants (Note 1)                                              268,315      -268,315                                  0

Net loss                                                                               -4,472,223                         -4,472,223

                                ----------------------------------------------------------------------------------------------------
                                  35,000 $1,410,464 11,908,002 $119,080 $18,665,570  $-21,224,746   -48,925   $-161,049  $-1,190,681
                                ====================================================================================================








The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.




                                      VII


                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                                2002               2001
---------------------------------------------------------------------------------------------------------------------
                                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $    -4,472,223     $    -1,638,426
     Adjustments to reconcile net loss to
       net cash  used in operating activities:
             Depreciation and amortization                                                765,964             252,581
             Goodwill impairment  (Note 1)                                              2,119,618                   0
             Recovery of bad debts                                                        -47,688                   0
             Interest recorded for guarantee (Note 10)                                    135,000                   0
             Issuance of  stock options for services                                       12,640               3,160
             Deferred revenue                                                               8,536             -10,570
             Increase (decrease) in cash from changes in the
             following items, excluding acquisitions and
               dispositions:
                    Accounts receivable                                                    15,948             -56,950
                    Income taxes receivable                                              -142,406              90,000
                    Prepaid expenses and other current
                    assets                                                                 54,069              -7,155
                    Other assets                                                                0                 158
                    Accounts payable, rent payable and
                    accrued expenses                                                      328,928              -3,294
                                                                                     -------------      --------------
     Net cash used in operating activities                                             -1,221,614          -1,370,496
                                                                                     -------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired on acquisition of HealthyConnect, Inc.
     (Note 1)                                                                                   0             128,224
     Proceeds from sale of assets (Note 1)                                                      0           2,835,225
     Purchase of property and equipment                                                   -21,131             -14,235
     Capitalized software costs                                                          -247,447                   0
     Acquisition costs (Note 1)                                                                 0            -329,580
     Advances to HealthyConnect, Inc. prior to
     acquisition                                                                                0            -325,000
                                                                                     -------------      --------------
     Net cash (used in) provided by investing activities                                 -268,578           2,294,634
                                                                                     -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES :
     Proceeds from issuance of note payable (Note 8)                                      195,000                   0
     Payment of note payable to shareholder                                                     0             -54,400
     Accrued restructuring liabilities                                                   -107,393            -176,305
                                                                                     -------------      --------------
     Net cash provided by (used in) financing activities                                   87,607            -230,705
                                                                                     -------------      --------------
Increase (decrease) in Cash                                                            -1,402,585             693,433
Cash at beginning of Year                                                               1,435,030             741,597
                                                                                     -------------      --------------
Cash at end of Year                                                                  $     32,445     $     1,435,030
                                                                                     =============      ==============











The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements



                                      VIII

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                 2002          2001
------------------------------------------------------------------------------
                                                                   (unaudited)

Supplemental Disclosure of Cash Flow
     Information:
          Cash paid (received) during the year for:
               Income taxes                          $        0   $    -90,000
                                                     ===========  ============
               Interest                              $    7,375   $     27,815
                                                     ===========  ============

Supplemental Disclosure of Noncash
     Investing and Financing Activities:

     In the first quarter of 2002, the Company issued 169,000 shares of common stock in settlement of $103,000 in accrued expenses for software services as of December 31, 2001. The common stock was valued based on the date ahe Company entered into an agreement to settle the accrued expenses.

     In the second quarter of 2002, the Company issued 745,320 shares of common stock to a certain former warrant holder, which was converted into common stock prior to 2001. This issuance of additional shares of common stock has a result of additional issuance of common stock in 2001 and 2002 and is in accordance with the antidilution provisions of the warrant. This transaction was recorded as a common stock dividend related to warrants and valued at $268,315 based on the quoted market price on the date of issuance.

     In the fourth quarter of 2002, the Company issued 500,000 warrants to the Chairman of the Board of Directors of the Company as consideration for the Chairman acting as guarantor of the Company's $300,000 operating line of credit (see Notes 8 and 11). The warrants have a value of $0.001 per warrant, expire on October 9, 2005 and entitle the holder to be issued shares of the common stock of the Company on the basis of one common share for each warrant. The estimated fair value of the warrants of $135,000, based on the market value of the Company's common stock at the date of issuance of the warrants, was charged to interest expense in the consolidated statement of operations.

     In 2001, the Company acquired all of the outstanding common shares of Healthy Connect, Inc. in exchange for the issuance of 4,500,000 common shares (see Note 1). Acquisition costs of $391,880 include $62,300 which is the fair value of common share options issued to a non-employee director for consulting services (see Note 10).
















The accompanying summary of significant accounting policies and notes are an integral part of these conolidated financial statements


                                       IX

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
        (INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2001 IS UNAUDITED)

NOTE 1--NATURE OF ACTIVITIES
----------------------------

Baked Food Products business:

Next Generation Technology Holdings, Inc. (formerly Delicious Brands, Inc.) (the "Company"), a Delaware corporation, operated through May 31, 2000 in one industry, the Baked Foods Products business, consisting of marketing and selling pre-packaged cookies, crackers and related food products under the Delicious, Salerno, Mama's and Frookie labels as well as licensed names. These products were sold primarily in the United States to independent direct-store delivery distributors for resale to supermarkets and other retail outlets, through large wholesalers to natural food stores and also directly to supermarkets and other retail outlets. All of the Company's products were baked by independent food processors using the Company's proprietary specifications and formulations.

On June 1, 2000, the Company consummated the sale of substantially all of its assets and business to BF USB, Inc. ("BF USB"), an indirect subsidiary of Parmalat Canada Ltd., who was affiliated with certain of the Company's suppliers and customers and who has acquired businesses from and entered into a consulting agreement with the Company's Chairman of the Board of Directors. In exchange for substantially all of its assets and business, the Company received $25,290,613 in cash in 2000 and 2001, and BF USB, Inc. assumed $2,856,653 of certain liabilities related to the ongoing operations of the business. The Company has agreed not to compete in the snack food industry without the consent of BF USB and does not plan to operate in the snack food industry.

As at December 31, 2002, the remaining assets and liabilities of the Baked Food Products business included in the consolidated balance sheet were as follows:


Assets:
        Accounts receivable (Note 11)                  $        195,251
                                                         ===============

Liabilities (Note 6):
        Accrued supplier claims (Note 11)              $      1,100,000
        Accrued royalties                                       452,570
        Other accrued expenses (Note 11)                        180,068
                                                         ---------------
                                                       $      1,732,638
                                                         ===============

Acquisition of Software business:

Effective October 9, 2001, the Company purchased all of the outstanding common shares of HealthyConnect, Inc. ("HealthyConnect"), a provider of hospital based web enabled management software, in exchange for the issuance of 4,500,000 common shares of the Company valued at $0.59 per common share. This acquisition resulted from the Company's exploration of various opportunities to enter a new line of business following the sale of assets and cessation of operations in the Baked Food Products business. The acquisition was accounted for as a purchase. The purchase price of $3,046,882, which includes acquisition costs of $391,880 was allocated to the assets acquired, including goodwill of $3,167,658, and the liabilities assumed, based on their relative fair market values at the acquisition date. None of the amount allocated to goodwill is expected to be deductible for income tax purposes.

In the second quarter of 2002, the Company issued 745,320 shares of common stock to a certain former warrant holder, which was converted into common stock prior to 2001. This issuance of additional shares of common stock has a result of additional issuance of common stock in 2001 and 2002 and is in accordance with the antidilution provisions of the warrant. This transaction was recorded as a common stock dividend related to warrants and valued at $268,315 based on the quoted market price on the date of issuance.


Had the acquisition occurred effective January 1, 2001, the pro forma results of operations would have been as follows (as adjusted for goodwill amortization) (unaudited):

Net sales                                                            $   618,180
Net loss                                                              -3,900,698
Loss per common share--Basic and Diluted                             $     -0.38

Impairment of Goodwill:

As at December 31, 2002, the carrying value of the Company exceeded its fair value, as evidenced by the quoted market price of its common shares. Accordingly, a goodwill impairment loss of $2,119,618 has been recognized in the fourth quarter of 2002.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

A summary of significant accounting policies is as follows:

GENERAL--These financial statements are expressed in United States dollars and are prepared in accordance with United States generally accepted accounting principles.


                                       X

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


     CONSOLIDATION--The consolidated financial statements include the accounts of the Company, as well as those of its wholly-owned subsidiary from the date of acquisition (see Note 1). All significant intercompany transactions and balances from the date of acquisition have been eliminated on consolidation. Prior to January 1, 2001, the Company had no subsidiaries.

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

     FIXED ASSETS--Fixed assets are stated at cost less accumulated depreciation and amortization. For office equipment and purchased software having technological feasibility, depreciation and amortization is provided using the straight-line method over their estimated useful lives of 2 years. Leasehold improvements are amortized over the lesser of the lease term and their estimated useful life of 3 years. The unamortized costs of software are reviewed annually for impairment. Any excess of such unamortized costs over the net realizable value of the software is charged to operations. When fixed assets are sold, retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation and amortization are removed from the respective accounts and any gains or losses are included in operations. Major improvements are capitalized and repairs and maintenance are charged to operations as incurred.

     GOODWILL---In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was issued in July 2001, goodwill acquired in the acquisition of HealthyConnect has not been amortized. Effective January 1, 2002, SFAS No. 142 requires the annual testing of goodwill for impairment rather than amortization (see
     Note 1).

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



                                       XI

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


     EARNINGS PER SHARE (CONT.)--- "Diluted Earnings per Share" reflects the potential dilution that could occur if convertible preferred stock were converted and if warrants and options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. For the years ended December 31, 2002 and 2001, diluted earnings per share and basic earnings per share are identical because of the losses incurred during those years. In those years, all options and warrants discussed in Notes 7 and 10 were omitted from the computation of diluted earnings (loss) per share because the options and warrants are antidilutive when net losses are reported.

     FOREIGN EXCHANGE--The Company and its wholly-owned subsidiary treat the United States dollar as their functional currency. Accordingly, gains and losses resulting from the translation of accounts designated in other than the United States dollar are reflected in the determination of net income. Such gains and losses have not been material.

     FINANCIAL INSTRUMENTS--The financial instruments of the Company include all cash and accounts receivable, all liabilities and preferred stock. The fair value of cash, accounts receivable and all liabilities approximate their carrying value due to the short-term maturity of these instruments. Management believes that the Company is not exposed to any significant credit risk on its cash deposits. Information about concentrations of credit risk in respect to accounts receivable is disclosed in Note 3. The fair value of the preferred stock is its liquidation value.

     RECLASSIFICATIONS----Certain reclassifications have been made to comparative figures to conform to the current year presentation without affecting the previously reported net income (loss).

     GOING CONCERN---The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $4,472,000 and $1,638,000 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company had a net working capital deficiency of approximately $2,112,000 and accumulated deficit of $21,225,000 at December 31, 2002, and negative cash flows from operating activities of approximately $1,222,000 and $1,370,000 for the years ended December 31, 2002 and 2001, respectively. These conditions raises substantial concern about the Company's ability to continue as a going concern. Management expects cash flows from operating activities to improve in 2003, primarily as a result of an increase in sales, and plans to raise capital through various methods to achieve their business plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should the Company be unable to continue as a going concern.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

a. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of": and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

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



                                      XII

b. On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," which amended SFAS 4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishments of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion NO. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

c. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

d. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 (see Note 10).

e. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 14, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have an impact on the Company's financial statments.

f. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created aftr January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an impact on the Company's financial statements.

g. In December 2001, Accounting Standards Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lead to or Finance the Activities of Others" ("SOP 01-6"). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers' purchases of goods and services using trade receivables. SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on the Company's financial position, results of operations or cash flows.


NOTE 3--SUPPLEMENTAL INFORMATION ON ACCOUNTS RECEIVABLE AND SALES
-----------------------------------------------------------------

The Company grants credit to customers in the normal course of business. Sales to two customers in the Software business in 2002 accounted for approximately 38% and 23%, respectively, of the Company's sales (2001- one customer, 61%). No other customers accounted for more than 10% of the Company's sales. Amounts due from these customers represented approximately 3% and 1%, respectively, of the Company's net trade accounts receivable at December 31, 2002 (2001 - 6%).

The Company estimates the allowance for doubtful accounts based upon a review of outstanding receivables and historical collection information by customer. Normally, accounts receivable are due within 30 days after the date of invoice. Receivables more than 60 days old are considered past due. Accounts receivable are written off when they are determined to be uncollectible.


NOTE 4--FIXED ASSETS
----------------------

Fixed assets as of December 31, 2002 consist of the following:

                                     Cost           Accumulated    Net Book
                                                   Depreciation      Value
                                  --------------  --------------  -----------
        Office and equipment      $     39,743     $    20,072     $   19,671
                                  ==============  ==============  ===========

Depreciation and amortization expense amounted to $765,964 and $252,581 for the years ended December 31, 2002 and 2001, respectively.

NOTE 5--NOTE PAYABLE TO SHAREHOLDER
-----------------------------------

The unsecured note payable to a shareholder is due on demand and bears interest, payable quarterly, at the prime rate which was 4.25% at December 31, 2002 (2001 at 4.75%).




                                      XIII

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


NOTE 6--ACCRUED EXPENSES
------------------------

Accrued expenses of the Software business at December 31, 2002 consist of the following:


           Professional fees                                  $    157,194
           Acquisition fee to a shareholder (Note 11)              117,942
           Software services (Note 11)                              94,000
           Rent payable - current portion (Note 11)                 97,500
           Other                                                   161,041
                                                                -----------
                                                              $    627,677
                                                                ===========

Accrued expenses at December 31, 2002 also include liabilities of the Baked Food Products business of $1,732,638, details of which are provided in Note 1.

NOTE 7--PREFERRED STOCK
-----------------------

The 35,000 issued shares of Series B Preferred Stock are convertible at any time into 175,000 shares of common stock, to be adjusted based on an antidilution provision, as defined (see Note 11).

Each holder of the Company's Series A Preferred Stock had the right to convert each of such holder's shares of Series A Preferred Stock into one share of common stock until July 31, 2001. However, on August 1, 2001, each share of Series A Preferred Stock was to automatically convert into one share of common stock. On February 5, 2001, the Company offered each holder of Series A Preferred stock the option to convert each share into four shares of common stock in exchange for not receiving any additional dividends on the Series A Preferred Stock since the last dividend paid on July 31, 2000, and for a full legal release given to the Company. All shareholders except one exercised this option and received four shares of common stock in exchange for each share of Series A Preferred Stock. The remaining shareholder owned 2,084 shares of Series A Preferred Stock and received 2,084 shares of common stock on August 1, 2001 per the Series A Preferred Stock agreement. For accounting purposes, the four-for-one share conversion inducement was reflected as a deemed dividend in 2001 in the amount of $271,875.

NOTE 8---NOTE PAYABLE
---------------------

In October 2002, the Company arranged a $300,000 operating line of credit with the Key Bank for general operating purposes. Advances against the line of credit bear interest at the prime bank rate of 4.25% at December 31, 2002 plus .25% and are secured by a demand note and a charge on the Company's assets.

At December 31, 2002 there was $195,000 outstanding balance under the line of credit. Interest expense for 2002 and 2001 were $10,271 and $29,591, respectively.

NOTE 9--INCOME TAXES
--------------------

The Company uses the asset and liability method for determining deferred income taxes. Because of the Company's losses there is no current income tax provision (benefit) for the years ended December 31, 2002 and 2001. The provision (benefit) for income taxes consists of the following:

                                                   2002             2001
                                              --------------   ---------------
                                                                 (unaudited)
        Current:
             Federal                          $    -142,406    $            0
             State                                        0                 0
                                              --------------   ---------------
                                                    -142,406                0
                                              --------------   ---------------

        Deferred (net):
             Federal                               -663,406        -1,252,000
             State                                  -78,000          -147,000
                                              --------------   ---------------
                                                   -741,406        -1,399,000
        Increase in valuation allowance             741,406         1,399,000
                                              --------------   ---------------
                                              $           0    $            0
                                              ==============   ===============




                                       XIV

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


A reconciliation of the provision for (recovery of) income taxes and the amount computed by applying the federal income tax rate to net income (loss) before income taxes is as follows:
                                                         2002          2001
                                                   -------------  -------------
                                                                   (unaudited)

    Loss before Income Taxes                      $  -4,472,223  $  -1,638,426
                                                   -------------  -------------
    Computed income tax benefit at
         federal statutory rate                      -1,229,000  $    -557,000
    State income tax benefit                           -145,000        -65,000
    Recovery of Alternative Minimum Tax                -142,406              0
    Adjustment to net operating loss carryforward       775,000       -777,000
    Increase in valuation allowance for
         deferred tax benefit                           741,406      1,399,000
                                                   -------------  -------------
                                                  $           0  $           0
                                                   =============  =============


The Company's net deferred income tax asset at December 31, 2002 consists of the following:


        Gross deferred tax assets:
             Net operating loss carryforwards         $    8,053,000
             Accounts receivable allowances                   78,000
             Rent payable                                     93,000
             Other                                            17,000
                                                       --------------
             Total gross deferred tax assets          $    8,241,000
             Less valuation allowance                     -8,241,000
                                                       --------------
             Net deferred taxes                       $            0
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

In 2002, the Company determined that Alternative Minimum Tax paid for the year ended December 31, 2000 was recoverable, as a result of net operating losses incurred subsequent to 2000. Accordingly, a tax benefit of $142,406 has been recorded.

At December 31, 2002, the Company has available for tax reporting purposes approximately $22,194,000 of net operating loss carryforwards expiring in varying amounts through 2020. As a result of the private placement of Series B Preferred Stock in 1999, the utilization of net operating loss carryforwards generated prior to the transaction are limited under Section 382 of the Internal Revenue Code.

At December 31, 2002, a valuation allowance for the full amount of deferred tax assets was recorded because of uncertainties as to the amount of taxable income that will be generated in future years.

NOTE 10--STOCK OPTIONS AND WARRANTS
-----------------------------------

Formal Stock Option Plans:

1989 AND 1995 STOCK OPTION PLANS
--------------------------------

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



                                       XV

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


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

1994 FORMULA STOCK OPTION PLAN
------------------------------

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

See "Options Not Covered by Formal Plans" below for option grants to non-employee directors effective August 29, 2001.

Following is a table indicating the activity during the years 2002 and 2001 for the Company's formal plans:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                --------------- ----------------
     Options outstanding at December 31, 2000          163,350       $ 6.01
          No activity during the year                        0
     Options outstanding at December 31, 2001          163,350       $ 6.01
     Forfeited                                          -3,750       $ 2.80
                                                --------------- ----------------
     Options outstanding at December 31, 2002          159,600       $ 6.08
                                                =============== ================

The following table summarizes information about outstanding and exercisable stock options under the Company's formal plans as of December 31, 2002:


                                            Weighted
                                             Average     Weighted
          Range of          Remaining      Contractual   Average                        Average
          Exercise           Number           Life       Exercise         Number        Exercise
           Prices          Outstanding      (Months)      Price         Exercisable      Price
     ----------------------------------------------------------------- -------------  -------------
      $  1.50                   4,500          84        $  1.50          4,500         $  1.50
      $  2.80 to $  3.20          600          12        $  3.20            600         $  3.20
      $  6.00                 148,500          28        $  6.00        148,500         $  6.00
      $ 10.75 to $ 12.38        6,000          73        $ 11.82          6,000         $ 11.82


Options Not Covered By Formal Plans:

In addition to the stock options issued pursuant to the formal plans described above, the Company has granted options which are not covered by a formal plan.






                                       XVI

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

Options granted prior to 2001 had a term of 10 years and were exercisable immediately at an exercise price equal to the quoted market value of the common stock at the grant date.

In 2001, the Company granted options to purchase 785,000 shares with a term of 10 years and an exercise price equal to the average of the closing fair market value of the shares of common stock for the thirty trading days prior to the date of grant. Of these, 400,000 were exercisable immediately; the remaining 385,000 vest and become exercisable in three equal installments on the first, second and third anniversary date of such grant.

Effective August 29, 2001, each eligible non-employee director on January 1 of each year will receive options to purchase 12,500 shares that vest and become exercisable on the date of grant. The exercise price of these options shall be the average of the closing fair market value of the shares of common stock for the thirty trading days prior to the date of grant.

Following is a table indicating the activity during the years 2002 and 2001 for option grants not covered by a formal plan:


                                                               Weighted Average
                                                    Shares      Exercise Price
                                                ------------ -------------------

    Options outstanding at December 31, 2000        45,000          $ 6.52
         Granted during the year                   785,000          $ 0.74
    Options outstanding at December 31, 2001       830,000          $ 1.06
         Granted during the year                    87,500          $ 0.41
                                                ------------ -------------------
    Options outstanding at December 31, 2002       917,500          $ 1.00

The following table summarizes information about stock options not covered by formal plans as of December 31, 2002:


                                                 Weighted
                                                 Average      Weighted
         Range of              Remaining        Contractual    Average                       Average
         Exercise               Number             Life        Exercise        Number       Exercise
          Prices              Outstanding        (Months)       Price       Exercisable       Price
   ---------------------- --------------------------------- ------------- --------------- --------------

   ---------------------- --------------------------------- ------------- --------------- --------------
     $  0.41                      87,500            108        $ 0.41         87,500           $0.41
     $  0.74                     785,000            104        $ 0.74        528,333           $0.74
     $  6.00                      40,000             21         $6.00         40,000           $6.00
     $  10.25 to $ 11.25           5,000             75       $ 10.65          5,000         $ 10.65



In accordance with the Company's accounting policy, grants under the plans are accounted for following provisions of APB Opinion 25 and its related interpretations. Accordingly, to the extent that the exercise price equals or exceeds the quoted market price at the date of grant, no compensation cost is recognized for share options granted to employees and directors. Compensation cost of $12,640 (2001 - $3,160) has been recognized in the statement of operations for grants made to a non-employee director for ongoing consulting services provided to the Company. In addition, the purchase price of the HealthyConnect, Inc. acquisition in 2001 (see Note 1) includes $62,300 which is the fair value of options issued to a non-employee director for consulting services rendered in connection with the acquisition.

Had compensation cost been determined based on the fair value method prescribed in FAS No. 123, the reported net loss for 2002 and 2001 would have been approximately $111,000 ($0.01 per common share) and $207,000 ($0.03 per common share), respectively, higher than that which is presented in the statement of operations.

In determining the compensation cost based on the fair value method prescribed by FAS No. 123, the following assumptions were used:

                                          2002                2001
                                     ----------------   -----------------
Risk-free interest rate                   4.60%               4.60%
Expected option life                    84 months           84 months
Expected volatility                       100%                100%
Expected dividends                        None                None







                                      XVII

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


Warrants:

In the fourth quarter of 2002, the Company issued warrants to purchase 500,000 shares of the Company's common stock, at $0.001 per share. Such warrants, which expire in October 2005, were issued to the Chairman of the Board of Directors of the Company as consideration for the Chairman acting as guarantor of the $300,000 operating line of credit (see Note 8). The estimated fair value of the warrants of $135,000, based on the market price of the Company's common stock at the date of issuance of the warrants, has been reflected in the consolidated statement of operations as interest expense.

In 1998 the Company issued warrants to purchase 50,000 shares of the Company's common stock, at $11.00 per share. Such warrants, which expire in April 2008, were issued in conjunction with the execution of a manufacturing agreement with one of the Company's former suppliers. Management believes that the warrants had no value at the date of issuance.

NOTE 11--COMMITMENTS AND CONTINGENCIES
--------------------------------------

Commitments:

Total rent expense for the years ended December 31, 2002 and 2001 was $127,037 and $31,227, respectively.

At December 31, 2002, the Company has non-cancelable operating lease commitments for premises and office equipment which require future minimum annual lease payments of $147,094 in 2003, $103,060 in 2004 $95,754 and $11,250 in 2006.
These amounts include monthly payments of $7,500 to February 14, 2006 for the Boston office lease. The Boston office was closed in the fourth quarter of 2002. Accordingly, the Company has recognized a liability for the full amount of remaining obligations of $243,750 under the lease at December 31, 2002. The current and non-current portion of the obligations were included in the accrued expenses and rent payable, respectively.

Pursuant to the private placement of Series B Preferred Stock (Note 7), the Company entered into an agreement that requires the Company to pay a fee to an affiliate of the holder of the Series B Preferred Stock of 5% on the first $5,000,000 and 3% thereafter of the proceeds of all future debt and equity financings. During 1999, the affiliate of the holder of Series B Preferred Stock received 2,288 shares of Series C Preferred Stock and $257,500 in cash. In 2000, the affiliate of Series B Preferred Stock received $45,760 in cash representing amounts due as of December 31, 1999 and $349,800 representing a commission related to the sale of assets on June 1, 2000. This agreement expired in September 2001, and at December 31, 2002 the Company has accrued a $117,942 fee relative to the acquisition of HealthyConnect, Inc. The holder of Series B Preferred stock also has antidilutive rights whereby it is entitled to receive additional common stock based on a formula, upon the issuance by the Company of shares of common stock.

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

The Company has an employment agreement with Marc E. Smith. The agreement for Mr. Smith has a term of two years commencing April 1, 2001 and automatically renews for additional one year terms unless terminated by either the Company of the employee. The agreement provides for a $100,000 salary for the first year, $130,000 for the second year and a percentage bonus based on the operating profits of the Company.

Contingencies:

The Company does not have a liability insurance coverage policy as of December 31, 2002 and to the present. The Company intends to obtain a liability insurance policy prior to the end of May 2003.

Litigation:

On October 5, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On February 15, 2001, Pate filed a Second Amended Complaint in which it claimed, among other things, breach of fiduciary duties against the Company's directors and violations of the Illinois Uniform Fraudulent Transfers Act ("UFTA"). Pate requested damages in excess of $10,000,000. The Company moved to dismiss the breach of contract claim, in part, as well as the breach of fiduciary duties and UFTA claims. On August 29, 2001, the Court granted the Company's motion and, among other things, dismissed the breach of contract claim with prejudice to the extent it was based on a claim for wrongful termination. Additionally, on October 29, 2001, an agreed order was entered specifically dismissing the claims against the directors without prejudice. On December 6, 2001, Pate filed a Third Amended Complaint alleging claims for breach of contract and damages of approximately $1,567,000. On December 7, 2001, Pate's also filed a Motion for Reconsideration of the Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended Complaint. The Company opposed the motion, which was denied by the Court on March 12, 2002. Despite the Court denying Pate's claim on the motion, Pate has re-filed a new Motion for Reconsideration of Dismissal of Claims for Wrongful Termination of Contract and For Leave to File a Fourth Amended Complaint. The Company vigorously defended this motion and succeeded in dismissing the motion. The Court has scheduled a trial date for May 19, 2003 and the Company is currently preparing for the said trial, including depositions and pre-trial motions. The Company intends to continue to vigorously contest the claims asserted by Pate at trial and has filed a counterclaim for breach of contract due to the poor quality of Pate's products.

As of December 31, 2002, the Company has recorded a liability of approximately $1,100,000 in addition to the normal trade payable of $100,317 and accounts receivable of


                                      XVIII

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.


$195,251 due from Pate (see Note 1), a net balance of approximately $1,005,000, representing management's best estimate of the cost to settle this claim. There can be no assurance that management's estimate will be sufficient to settle this claim, or that an adverse outcome of this lawsuit would not exceed such estimate. In the event that the outcome of the trial is unfavourable to the Company, any such outcome could have a material adverse effect on the Company's business and its operations.

On April 18, 2003, the Company and Pate verbally agreed to settle this dispute. In connection with the settlement the Company has agreed to pay Pate the following: (i) $150,000 in cash; (ii) a seven year $700,000 promissory note, payable in equal quarterly installments beginning one year from the settlement date; (iii) 500,000 warrants to purchase shares of the Company's common stock at an exercise price of $.01 per share; and (iv) a $50,000 promissory note due on December 31, 2003.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are either without merit or are of such a kind, or involve such amounts, that unfavorable disposition would not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 12 SUBSEQUENT EVENTS

On January 21, 2003, Machine Dialogue LLC, a third party software company directly hired by one of the Company's technology partners, namely Salient Software, filed a suit against the Company's wholly owned subsidiary HealthyConnect as well as Salient Software and its principal, in the Supreme Court of the State of New York, claiming that it is owed $150,000 for work performed in connection with the Company's software application. The Company believes that the claim is without merit and is vigorously defending and contesting all claims by Machine Dialogue LLC.




                                     XVIII