Form 10QSB
period 2003-03-31
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2003-05-20
CIK 1059976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                              OF THE EXCHANGES ACT

                 FOR THE TRANSITION PERIOD FROM _____ TO ______.

                         COMMISSION FILE NUMBER 0-23416

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                        DELAWARE
            (STATE OR OTHER JURISDICTION OF            06-1255882
             INCORPORATION OR ORGANIZATION)    (IRS IDENTIFICATION NO.)

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

   THENUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR
                  VALUE, ON MAY 19, 2003 WAS 11,859,077 SHARES.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                 YES [ ]   NO [X]

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
PART I:   FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    Condensed consolidated Balance Sheet as of March 31, 2003             1

                    Condensed consolidated Statements of Operations for the
                    Three Months Ended March 31,2003 and 2002                             2

                    Condensed consolidated Statements of Cash Flows for the
                    Three Months Ended March 31,2003 and 2002                             3

                    Notes to the condensed consolidated Financial Statements             4-8


           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                              9-18

           Item 3.  Controls and Procedures                                               12

PART II:   OTHER INFORMATION

           Item 1.  Legal Proceedings                                                     13

           Item 2.  Changes in Securities                                                 13

           Item 3.  Defaults Upon Senior Securities                                       13

           Item 4.  Submission of Matters to a vote of Security Holders                   13

           Item 5.  Other Information                                                     13

           Item 6.  Exhibits and Reports on Form 8-K                                      13

                    Signatures                                                         13-18

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ASSETS

CURRENT ASSETS:
     Cash                                                       $      7,793
     Accounts receivable, net of allowance
       of $202,092                                                   393,813
     Income taxes receivable                                         142,406
     Prepaid expenses and other current assets                        52,590
                                                                ------------
         Total Current Assets                                        596,602

PROPERTY AND EQUIPMENT - at cost, net                                 14,375

GOODWILL - net                                                     1,048,040
                                                                ------------
                                                                $  1,659,017
                                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                                           $     53,986
     Accrued expenses                                              1,750,119
     Deferred revenue                                                 26,633
     Note payable                                                    300,000
     Note payable to stockholders                                    115,000
                                                                ------------
         Total Current Liabilities                                 2,245,738

LONG-TERM LIABILITIES:
     Note Payable                                                    700,000
     Rent Payable                                                    123,750
                                                                ------------


         Total Liabilities                                         3,069,488
                                                                ------------

COMMITMENTS AND CONTNGENCIES

STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized: Series B, 35,000 shares authorized,
         issued and outstanding, liquidation value
         of $1,750,000,                                            1,410,464
     Class A common stock, voting, $.01 par value, 25,000,000
         shares authorized, 11,908,002  shares issued  and
         11,859,077 shares outstanding                               119,080
         Additional paid-in capital                               18,665,570
         Accumulated deficit                                     (21,444,536)
                                                                ------------
                                                                  (1,249,422)
     Less: Treasury stock, 48,925 shares, at cost                   (161,049)
                                                                ------------

     Total Stockholders' Deficiency                               (1,410,471)

                                                                ------------
                                                                $  1,659,017
                                                                ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                        Three Months Ended March 31,
                                           2003            2002

REVENUES:
  License fees                              76,737          53,041
  Implementation Services                   55,687          60,478
  Maintenance and others              $     40,345    $     16,507
                                      ------------    ------------
     TOTAL REVENUES                        172,769         130,026


COST OF SALES                               77,262          58,958
                                      ------------    ------------

GROSS PROFIT                                95,507          71,068

SELLING, GENERAL AND ADMINISTRATIVE        293,892         718,582
                                      ------------    ------------

LOSS FROM OPERATIONS                      (198,385)       (647,514)
                                      ------------    ------------

OTHER (EXPENSES) INCOME:
  Interest expense                          (3,905)         (3,080)
  Interest income                             --             4,261
  Financing cost                           (20,000)           --
  Other, net                                 2,500             209
                                      ------------    ------------

      OTHER INCOME (EXPENSES), net         (21,405)          1,390
                                      ------------    ------------

NET LOSS                              $   (219,790)   $   (646,124)
                                      ============    ============

NET LOSS PER COMMON SHARE:
            Basic and diluted         $      (0.02)   $      (0.06)
                                      ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
           Basic and diluted            11,859,077      11,078,182
                                      ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                     --------------------------
                                                                        2003           2002
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $  (219,790)   $  (646,124)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
        Depreciation and amortization                                      5,296        252,609
        Changes in operating assets and liabilities:
            Accounts receivable                                          (59,268)      (227,329)
            Prepaid expenses and other current assets                     (3,594)         2,646
            Accounts payable and accrued expenses                         77,632        (26,586)
            Deferred revenue                                             (19,928)       181,521
                                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                   (219,652)      (463,263)
                                                                     -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                                    --          (62,493)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under of note payable                                      105,000           --
   Borrowings under note payable - stockholder                            90,000           --
   Accrued restructuring liabilities                                        --          (47,413)

                                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      195,000        (47,413)
                                                                     -----------    -----------

NET DECREASE  IN CASH                                                    (24,652)      (573,169)

CASH AT BEGINNING OF PERIOD                                               32,445      1,435,030
                                                                     -----------    -----------

CASH AT END OF PERIOD                                                $     7,793    $   861,861
                                                                     ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
           Interest                                                  $     3,624    $     3,080
                                                                     ===========    ===========


Supplemental Disclosure of Noncash Investing and Financing Activities:

In the first quarter of 2002, the Company issued 169,000 shares of common stock in settlement of $103,000 in accrued expenses for software services as of December 31, 2001. The common stock was valued on the date the Company entered into an agreement to settle the accrued expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the audited financial statements have been omitted. The unaudited interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB of Next Generation Technology Holdings, Inc. (the "Company") for the year ended December 31, 2002. The unaudited interim financial statements accompanying this report contain all adjustments which in the opinion of management are necessary to ensure that the financial statements are not misleading. Results for the interim periods are not necessarily indicative of results for the full year.


2. NATURE OF ACTIVITIES

The Company is a web management information technology company with offices in Toronto, Canada, with proprietary software and web architecture engineering capabilities. The combination of products and services enables the Company to create a web environment that will reduce operational costs. The value-added planning, implementation and support services ensure smooth information systems integration. These tools serve to decrease the time required for the acquisition and distribution of information, thus liberating resources that can then be used for information processing. The result is more efficient workflow, empowering clients to provide a higher quality of service to their customers.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL - These condensed consolidated financial statements are expressed in United States Dollars, which is the functional currency and are prepared in accordance with United States generally accepted accounting principles.

REVENUE RECOGNITION - SOFTWARE BUSINESS - The Company's significant revenues are generated from licensing, implementation and maintenance and support related to its software applications. The Company uses the following criteria for revenue recognition:

- Licensing fees are recognized at the time of delivery and acceptance of the software by the customer.
- Revenues from installation and implementation services are recognized on a percentage of completion basis as the services are provided.
- Maintenance and support revenues are deferred and recognized on a straight-line basis over the terms of the contract.

ADOPTION OF NEW ACCOUNTING STANDARD - The Company adopted SFAS No. 148 effective on December 31, 2002, "Accounting for Stock-based Compensation - Transition and Disclosure." As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net loss per common share for basic and diluted as if the fair value-based method had been applied to all awards of options granted by the Company.

                                              Three Months Ended      Three Months Ended
                                                March 31, 2003          March 31, 2002


Net Loss - as reported                            $(219,790)             $  (646,124)

Stock-based  employee  compensation cost
determined under fair value method, net
of tax effects                                      (24,663)                 (27,819)
                                                  ---------              -----------
Net loss - pro forma                              $(244,453)             $  (673,943)
                                                  ---------              -----------
Net loss per common share

Basic and diluted:
Net Loss - as reported                            $   (0.02)             $     (0.06)

Per share stock-based employee compensation
cost determined under fair value method, net
of tax effects                                         --                       --

                                                  ---------              -----------
Net loss - pro forma                              $   (0.02)             $     (0.06)
                                                  ---------              -----------

The Black-Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from other options that are traded. In management's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

                                                  2003             2002
                                             -------------     -------------
         Periods ended March 31,

         Assumptions:
         Risk-free interest rate                  4.07%                5.02%
         Expected life, in months                   117                 105
         Expected volatility                       281%                 267%

         Results:
         Fair value of options granted           $ 0.18               $0.35

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $219,790 and $646,124 for the three months ended March 31, 2003 and 2002, respectively. Additionally, the Company had a working capital deficiency of $ 1,649,136 and an accumulated deficit of $ 21,444,536 at March 31, 2003, and negative cash flows from operating activities of $ 219,652 and $ 463,263 for the three months ended March 31, 2003 and 2002, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects cash flows from operations to improve in the fourth quarter of the year ending December 31, 2003, primarily as a result of an increase in sales and plans to raise capital through various methods to achieve their business plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. NET LOSS PER COMMON SHARE

For the three months ended March 31, 2003 and 2002, basic and diluted net loss per common share have been calculated using the weighted average number of common shares outstanding during each period. All options and warrants were omitted from the computation of diluted net loss per common share because the options and warrants are antidilutive. For the three months ended March 31, 2003 and 2002, 1,902,100 and 1,802,100 shares, respectively, attributable to outstanding stock options, warrants and Series B Preferred Stock (convertible into 175,000 shares of common stock at any time and to be adjusted based on an antidulution provision on new issuance of common stock) were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Statement Accounting Standard ("SFAS") SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Previously issued financial statements shall not be restated. The Company has adopted this statement and the adoption of SFAS No. 146 has not had a material effect on the Company's financial position, results of operations or cash flows,

6. NOTE PAYABLE

In October 2002, the Company arranged a $300,000 operating line of credit with the Key Bank for general operating purposes. This line of credit is guaranteed by a stockholder of the Company and the guaranty will continue in full force until the balance is fully paid. Advances against the line of credit bear interest at the prime bank rate of 4.25% at March 31, 2003 plus .25% and are evidenced by a demand note and collateralized by the Company's assets. At March 31, 2003 there was an outstanding balance of $300,000 under the line of credit.

The Company has reclassed the $700,000 long-term note payable from the accrued expenses at March 31, 2003 in connection with the legal settlement dated on May 8, 2003. This note payable bears an interest rate of 7% per annum and due on May 31, 2009.

8. LITIGATION

On October 5th, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On May 8th, 2003, the parties agreed to settle their lawsuit on the following terms: (i) payment of $150,863 on or before June 30th, 2003; (ii) payment of $50,000 on or before December 31st, 2003; (iii) a $700,000 promissory note, which matures on May 31st, 2009, which terms include INTER ALIA (a) accrual of interest at the rate of 7% per annum, (b) quarterly interest payments beginning on May 1st, 2004, and
(c) quarterly principal payments in the amount of $31,250 beginning on May 1st, 2004; (iv) the obligations of the settlement and the promissory note are to be secured by a lien subordinate to the Company's primary lender; (v) issuance of 500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share (valued at $90,000); and (vi) in the event of the Company's default on a payment as required on the promissory note, Pate is entitled to a judgment in the amount of all unpaid monies due and owing in the promissory note. The total settlement amounted to approximately $990,000. The Company had accrued approximately $1,005,000 at December 31, 2002 in connection with the anticipated settlement, including an estimated legal fees. The above long-term note payable of $700,000 has been reclassed from the accrued expenses accordingly at March 31, 2003.

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


9. CONTINGENCIES AND COMMITMENTS

The Company does not have liability insurance coverage as of December 31, 2002 to the present time. The Company is in the process of obtaining a liability insurance policy quote and should have coverage in place prior to the end of June 2003.

10. SUBSEQUENT EVENTS

The Company is attempting to raise additional funds of up to $500,000 through the sale of convertible debentures. The Company anticipates that a portion of these funds will be available to the Company by June 30, 2003, $100,000 received from the Company's chairman subsequent to March 31, 2003. There can be no assurance that the Company will receive any additional funds by June 30, 2003, or at all.

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

CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, management cautions that future events rarely develop as forecast, and that best estimates may routinely require adjustment. Goodwill of $3,200,000 acquired in the acquisition of HealthyConnect in October 2001 has not been amortized. Effective January 1, 2002, such goodwill must be tested for impairment at least annually and written down whenever fair value is less than carrying value. Thus, temporary declines in the value of goodwill may have an immediate and material impact on earnings. Assessment of impairment will require a rigorous, detailed and disciplined approach, involving the development of methodologies, assumptions and models to estimate fair value that are consistent with the way the Company operates its business. It may also be necessary to engage third party valuation experts to assist in the estimation of fair value. The Company had recognized a goodwill impairment loss of $2,229,618 in the fourth quarter of 2002. There is no goodwill impairment charge for the first quarter of 2003 based on management's review of the goodwill value at March 31, 2003.

Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is also required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Estimating probable losses requires development of multiple forecasts that often depend on the judgments about potential actions by third parties. In the opinion of management, loss contingencies have been adequately addressed, as discussed in Note 9 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

NET SALES:
Net sales of the Company increased $43,000 (33%) to $173,000 for the quarter ended March 31, 2003 compared to net sales of $130,000 for the quarter ended March 31, 2002. The increase is a result of bringing on new customers in the quarter ended March 31, 2003.

GROSS PROFIT:
Gross profit of the Company increased 34% to $96,000 for the quarter ended March 31, 2003 compared to gross profit of $71,000 for the quarter ended March 31, 2002. The increase is a result of higher sales volume relative to the newly acquired customers in 2003 versus 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
The selling, general and administrative expenses of the Company decreased 59% to $294,000 for the quarter ended March 31, 2003, as compared to a total of $719,000 for the quarter ended March 31, 2003. The decrease is primarily attributable to reduced salary and travel costs and no software amortization cost this quarter compared to approximately $252,000 for the quarter ended March 31, 2002. The software costs have been fully amortized in 2002.

OTHER INCOME (EXPENSE):
Other income was $1,000 for the quarter ended March 31, 2002 compared to other expense of $21,000 for the quarter ended March 31, 2003 of which financing cost of $20,000 that related to short-term funding provided by a stockholder accounts for the majority of this cost.

PROVISION FOR INCOME TAXES:
The provision for income taxes for each of the quarters ended March 31, 2003 and 2002 was zero due to a net operating loss for those periods, for which a valuation allowance was provided to reduce the tax benefit of this loss to zero.

NET LOSS:
Net loss of the Company was $220,000 for the quarter ended March 31, 2003 as compared to a net loss of $646,000 for the quarter ended March 31, 2002. The reduced loss is attributable to higher sales and resulting gross profit, decreased selling, general and administrative expenses and lower interest income.

DIVIDENDS:
The Company did not declare any dividends during each of the quarters ended March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES:
As of March 31, 2003, the Company had a working capital deficit of approximately $ 1,649,000 as compared to a working capital deficit of approximately $2,112,000 as of December 31, 2002. The Company's cash balance as of March 31, 2003 of approximately $7,800 is, in management's opinion, not sufficient to ensure the continued operation of the Company and the payment of amounts due until the business is profitable and generating sufficient cash flow to meet its liquidity requirements. The Company does not expect additions to property and equipment to be material in the near future. The Company expects to be cash flow positive by the fourth quarter of 2003, although there can be no assurance thereof. In the interim, the Company is attempting to raise additional funds of up to $500,000 through the sale of convertible debentures. The company anticipates that a portion of these funds will be available to the Company by June 30, 2003, $100,000 of which has already been received from the Company's chairman. There can be no assurance that the company will receive any additional funds by June 30, 2003, or at all.

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $219,790 and $646,124 for the three months ended March 31, 2003 and 2002, respectively. Additionally, the Company had a working capital deficiency of $ 1,649,136 and an accumulated deficit of $ 21,444,536 at March 31, 2003, and negative cash flows from operating activities of $ 219,652 and $ 463,263 for the three months ended March 31, 2003 and 2002, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects cash flows from operations to improve in the fourth quarter of the year ending December 31, 2003, primarily as a result of an increase in sales and plans to raise capital through various methods to achieve their business plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION:

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

WE MAY NEED ADDITIONAL FINANCING TO ACHIEVE OUR GROWTH STRATEGY

The Company secured additional financing in the fourth quarter of 2002 to continue to pursue its growth strategy. The Company does need additional financing and is in the process of selling up to $500,000 of convertible debentures, although there can be no assurance thereof. Depending on the success of the placement and the performance against our business plan, we may be required to modify, delay or abandon some or all of our expansion plans which may have a material adverse effect on our business. In addition, we may not be able to continue as a going concern.

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

ITEM 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c ) under the Exchange Act) as of a date within 90 days of the date of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls subsequent to the date of the evaluation described above.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In addition to legal proceedings previously disclosed in the Company's Form 10-KSB for the year ended December 31, 2002, Note 7 to the condensed consolidated financial statements and Form 10-QSB's previously filed, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or, if not so covered, are without merit or are of such a kind, or involve such amounts, that unfavorable disposition would not have a material effect on the Company's financial position, results of operations or liquidity.

CONTINGENCIES AND COMMITMENTS
The Company does not have liability insurance coverage as of December 31, 2002 to the present time. The Company is in the process of obtaining a liability insurance policy quote and should have coverage in place prior to the end of June 2003, although there can be no assurance thereof.

ITEM 2. Changes in Securities: None

ITEM 3. Defaults Upon Senior Securities: None

ITEM 4. Submission of Matters to a vote of Security Holders: None

ITEM 5. Other Information: None

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Carl Pahapill

99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Donald C. Schmitt

b) Reports on Form 8-K.

The Company filed a Report on Form 8-K dated May 8, 2003, reporting a change of its independent public accountants pursuant to Item 4 Change in Registrant's Certifying Accountant.



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NEXT GENERATION TECHNOLOGIES, INC.

Dated May 20, 2003            By:  /S/ CARL PAHAPILL
                                   -----------------
                                   Name:  Carl Pahapill
                                   Title:  Chief Executive Officer and Director



Dated May 20, 2003            By:  /S/ DONALD C. SCHMITT
                                   ---------------------
                                   Name:  Donald C. Schmitt
                                   Title:  Chairman and Chief Financial Officer



                                 CERTIFICATIONS

I, Carl Pahapill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Next Generation Technology Holdings, Inc.;

2. Based on my knowledge, this quarterly report does contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                                                  BY:  /S/ CARL PAHAPILL
                                                  ------------------------------
                                                  NAME: CARL PAHAPILL
                                                  TITLE: CHIEF EXECUTIVE OFFICER



I, Donald C. Schmitt, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Next Generation Technology Holdings, Inc.;

2. Based on my knowledge, this quarterly report does contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                                              BY:  /S/ DONALD C. SCHMITT
                                              ------------------------------
                                              NAME: DONALD C. SCHMITT
                                              TITLE: CHIEF FINANCIAL OFFICER