Form 10QSB
period 2003-06-30
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2003-09-15
CIK 1059976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

  THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR
               VALUE, ON SEPTEMBER 12, 2003 WAS 11,908,002 SHARES.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                 YES [ ] NO [X]

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                    Page
PART I:   FINANCIAL INFORMATION
           Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    Condensed Consolidated Balance Sheet as of June 30, 2003          3

                    Condensed Consolidated Statements of Operations for the
                    Three Months Ended June 30,2003 and 2002 and Six Months
                    Ended June 30, 2003 and 2002                                      4

                    Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended June 30,2003 and 2002                          5

                    Notes to the Condensed Consolidated Financial Statements
                    Including Pro Forma Financial Statements                         6-8

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                              9-10

            Item 3. Controls and Procedures                                           10

PART II:   OTHER INFORMATION

           Item 1.  Legal Proceedings                                                 11

           Item 2.  Changes in Securities                                             11

           Item 3.  Defaults Upon Senior Securities                                   11

           Item 4.  Submission of Matters to a vote of Security Holders               11

           Item 5.  Other Information                                                 11

           Item 6.  Exhibits and Reports on Form 8-K                                  11

                    Signatures                                                      12-13

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ASSETS

CURRENT ASSETS:
     Cash                                                        $     2,040
     Accounts receivable, net of allowance
       of $2,057                                                     161,360
     Prepaid expenses and other current assets                        29,394
                                                                 -----------
         Total Current Assets                                        192,794

PROPERTY AND EQUIPMENT - at cost, net                                 17,671

GOODWILL - net                                                            --
                                                                 -----------
                                                                 $   210,465
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                                            $   286,405
     Accrued expenses                                              1,501,326
     Deferred revenue                                                 80,874
     Note payable                                                    300,000
     Note payable to stockholders                                     25,000
                                                                 -----------
         Total Current Liabilities                               $ 2,193,605
                                                                 -----------

LONG-TERM LIABILITIES:
     Note Payable                                                    700,000
     Debenture Payable                                               100,000
     Rent Payable                                                    101,250
                                                                 -----------
         Total Liabilities                                       $ 3,094,855
                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized: Series B, 35,000 shares authorized,
         issued and outstanding, liquidation value
         of $1,750,000,                                         $  1,410,464
     Class A common stock, voting, $.01 par
         value, 25,000,000 shares authorized, 11,908,002
         shares issued  and 11,859,077 shares outstanding            119,080
         Additional paid-in capital                               18,665,570
         Accumulated deficit                                     (22,918,455)
                                                                ------------
                                                                $ (2,723,341)
     Less: Treasury stock, 48,925 shares, at cost                   (161,049)
                                                                ------------

     Total Stockholders' Deficiency                               (2,884,390)
                                                                ------------
                                                                $    210,465
                                                                ============


The accompanying notes are an integral part of these condensed consolidated financial statements. In addition, the "Subsequent Events" Note 9 and the Pro Forma Financial Statements of the Corporation attached hereto are an integral Part of these condensed consolidated financial statements.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   2003            2002                2003             2002
                                             ------------    ------------          ------------    ------------
REVENUES:
  License fees, Implementation Services
   And Maintenance Fees                      $     47,065    $    399,274          $    219,834    $    529,300
                                             ------------    ------------          ------------    ------------
     TOTAL REVENUES                                47,065         399,274               219,834         529,300

COST OF SALES                                      64,758          32,435               142,020          91,393
                                             ------------    ------------          ------------    ------------

GROSS PROFIT (LOSS)                               (17,693)        366,839                77,814         437,907

SELLING, GENERAL AND ADMINISTRATIVE               422,360         738,329               716,252       1,456,911
                                             ------------    ------------          ------------    ------------

INCOME (LOSS) FROM OPERATIONS                    (440,053)       (371,490)             (638,438)     (1,019,004)
                                             ------------    ------------          ------------    ------------
OTHER INCOME (EXPENSES):
  Interest expense                                 (3,206)         (4,303)               (7,111)         (7,383)
  Interest income                                    --             1,998                  --             6,259
  Impairment of Goodwill                       (1,048,040)           --              (1,048,040)
  Financing cost                                     --              --                 (20,000)           --
  Other, net                                       17,566            --                  20,066            --
                                             ------------    ------------          ------------    ------------
      OTHER INCOME (EXPENSES), net             (1,033,680)         (2,305)           (1,055,085)         (1,124)
                                             ------------    ------------          ------------    ------------

NET INCOME (LOSS)                            $ (1,473,733)   $   (373,795)         $ (1,693,523)   $ (1,020,128)
                                             ============    ============          ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
            Basic and diluted                $      (0.12)   $      (0.03)         $       (.14)   $       (.09)
                                             ============    ============          ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
           Basic and diluted                   11,908,002      11,659,562            11,908,002      11,354,789




The accompanying notes are an integral part of these condensed consolidated financial statements. In addition, the "Subsequent Events" Note 9 and the Pro Forma Financial Statements of the Corporation attached hereto are an integral Part of these condensed consolidated financial statements.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           SIX MONTHS ENDED JUNE 30,
                                                              2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(1,693,523)   $(1,020,128)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
        Depreciation and amortization                         10,592        507,641
        Changes in operating assets and liabilities:
            Accounts receivable                              315,755       (169,298)
            Prepaid expenses and other current assets         19,601         (3,857)
            Goodwill impairment                            1,048,040           --
         Accounts payable and accrued expenses                38,411       (138,802)
                     Deferred revenue                         34,312         (4,594)
                                                         -----------    -----------
CASH USED IN OPERATING ACTIVITIES                           (226,814)      (829,038)

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Purchase of property and equipment                   (8,591)       (15,643)
         Software development costs                             --         (123,712)
                                                         -----------    -----------
                                                              (8,591)      (139,355)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Debenture proceeds                                        100,000           --
   Borrowings under Note payable - stockholder                  --             --
   Proceeds from Note payable                                105,000           --
      Accrued restructuring liabilities                         --          (96,212)
                                                         -----------    -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              205,000        (96,212)
                                                         -----------    -----------

NET DECREASE IN CASH                                         (30,405)    (1,064,605)

CASH AT BEGINNING OF PERIOD                                   32,445      1,435,030
                                                         -----------    -----------

CASH AT END OF PERIOD                                    $     2,040    $   370,425
                                                         ===========    ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
           Interest                                      $     6,830    $     4,883
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements. In addition, the "Subsequent Events" Note 9 and the Pro Forma Financial Statements of the Corporation attached hereto are an integral Part of these condensed consolidated financial statements.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

Next Generation Technology Holdings, Inc. ("the Company") has incurred net losses of $1,693,523 and $1,020,128 for the six months ended June 30, 2003 and 2002, respectively. Additionally, the Company had a working capital deficiency of $2,000,811 and an accumulated deficit of $22,918,455 at June 30, 2003, and negative cash flows from operating activities of $226,814 and $829,038 for the six months ended June 30, 2003 and 2002, respectively. In addition, on July 24, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 03-14711).

Pursuant to a Secured Promissory Note dated May 5th, 2003 and a Stock Pledge Agreement of the same date, entered into as between the Company and Mr. Donald
C. Schmitt, the Company's former Chairman, it received a notice from Mr. Schmitt on July 22nd, 2003, declaring that the outstanding principle of the Note in the amount of $100,000 and all accrued interest be immediately due and payable by virtue of the fact that the Company is insolvent, an event of default under the agreement. As such, Mr. Schmitt exercised his right to receive all of the shares of the Company's wholly owned subsidiary, namely HealthyConnect.com,Inc. ("HealthyConnect"), which were pledged as security of the Note, thereby becoming the sole shareholder of HealthyConnect

The Company will continue to manage its properties and operate its business as a "debtor in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The unaudited interim condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the audited financial statements have been omitted. The unaudited interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002. The unaudited interim financial statements accompanying this report contain all adjustments which in the opinion of management are necessary to ensure that the financial statements are not misleading. Results for the interim periods are not necessarily indicative of results for the full year.


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


                                               Six Months Ended     Six Months Ended
                                                 June 30, 2003        June 30, 2002
Net Loss - as reported                           $(1,693,523)         $(1,020,128)

Stock-based  employee  compensation cost
determined under fair value method, net
of tax effects                                       (24,663)             (27,819)
                                                 -----------          -----------
Net loss - pro forma                             $(1,718,186)         $(1,047,947)
                                                 -----------          -----------
Net loss per common share

Basic and diluted:
Net Loss - as reported                           $     (0.14)         $     (0.09)

Per share stock-based employee compensation
cost determined under fair value method, net
of tax effects                                          --                   --

                                                 -----------          -----------
Net loss - pro forma                             $     (0.14)         $     (0.09)
                                                 -----------          -----------

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

                                                       2003             2002
                                                  -----------     -----------
                  Periods ended June 30,

                  Assumptions:
                  Risk-free interest rate               4.07%           5.02%
                  Expected life, in months               114             102
                  Expected volatility                    281%            267%

                  Results:
                  Fair value of options granted        $0.18          $ 0.35


4. NET LOSS PER COMMON SHARE

For the six months ended June 30, 2003 and 2002, basic and diluted net loss per common share have been calculated using the weighted average number of common shares outstanding during each period. All options and warrants were omitted from the computation of diluted net loss per common share because the options and warrants are antidilutive. For the six months ended June 30, 2003 and 2002, 1,902,100 and 1,802,100 shares, respectively, attributable to outstanding stock options, warrants and Series B Preferred Stock (convertible into 175,000 shares of common stock at any time and to be adjusted based on an antidilution provision on new issuance of common stock) were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

In October 2002, the Company arranged a $300,000 operating line of credit with the Key Bank for general operating purposes. This Line of Credit is guaranteed by a stockholder of the Company and the guarantee will continue in full force until the balance is fully paid. Advances against the line of credit bear interest at the prime bank rate of 4.25% at June 30, 2003 and are evidenced by a demand note and collateralized by the Company's assets. At June 30, 2003 there was an outstanding balance of $300,000 under the line of credit.


7. LITIGATION

October 5th, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On May 8th, 2003, the parties agreed to settle their lawsuit on terms previously disclosed. The Company was unable to meet its obligations under the settlement.

On July 24th, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 03-14711). As a result of the said filing, the suit filed by Pate as against the Company was stayed pursuant to the Bankruptcy Code.

8. CONTINGENCIES AND COMMITMENTS

The Company does not have liability insurance coverage as of December 31, 2002 to the present time.


9. SUBSEQUENT EVENTS

On July 24th, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 03-14711).

Pursuant to a Secured Promissory Note dated May 5th, 2003 and a Stock Pledge Agreement of the same date, entered into as between the Company and Mr. Donald
C. Schmitt, the Company's former Chairman, it received a notice from Mr. Schmitt on July 22nd, 2003, declaring that the outstanding principle of the Note in the amount of $100,000 and all accrued interest be immediately due and payable by virtue of the fact that the Company is insolvent, an event of default under the agreement. As such, Mr. Schmitt exercised his right to receive all of the shares HealthyConnect which were pledged as security of the Note, thereby becoming the sole shareholder of HealthyConnect.

The Company will continue to manage its properties and operate its business as a "debtor in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

10. PRO FORMA FINANCIAL STATEMENTS

These Condensed Consolidated Financial Statements include the Pro Forma presentation of the Company after taking into effect the exercise of the rights under the security agreement of the Company's former Chairman. (See Note 9). The Pro Forma Financial Statements have been prepared on the basis of the continuing assets and liabilities of the Company as presented in the voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 03-14711).

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                             Pro Forma Balance Sheet
                                  June 30, 2003
                                   (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                                       $        330
     Accounts receivable, net of allowance
       of $200,035                                                        --
     Investments in and advances to HealthyConnect, Inc.,
      at net realizable value                                             --
     Prepaid expenses and other current assets                        23,603
                                                                ------------
         Total Current Assets                                         23,933

INVESTMENT IN HEALTHYCONNECT.COM,INC.                                      1
                                                                ------------
                                                                $     23,934
                                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                                           $    313,631
     Accrued expenses                                              1,573,583
     Debenture payable                                               100,000
     Note payable                                                    300,000
     Accrued professional fees                                        81,222
                                                                ------------
         Total Current Liabilities                              $  2,368,437
                                                                ------------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized: Series B, 35,000 shares authorized,
         issued and outstanding, liquidation value
         of $1,750,000,                                         $  1,750,000
     Class A common stock, voting, $.01 par value,
         25,000,000 shares authorized, 11,908,002
         shares issued and 11,859,077 shares
         outstanding                                                 119,080
         Additional paid-in capital                               18,765,381
         Accumulated deficit                                     (22,817,914)
                                                                ------------
                                                                $ (2,183,453)
     Less: Treasury stock, 48,925 shares, at cost                   (161,050)
                                                                ------------

     Total Stockholders' Deficiency                             $ (2,344,503)

                                                                ------------
                                                                $     23,934
                                                                ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NEXT GENERATION TECHNOLOGY HOLDINGS, INC.
                       Pro Forma Statements of Operations
                                   (Unaudited)

                                            SIX MONTHS ENDED JUNE 30,
                                               2003            2002

GENERAL AND ADMINISTRATIVE                 $   369,261    $   188,236

OTHER INCOME (EXPENSES):
  Interest expense                              (6,830)        (4,883)
  Interest income                                    4          6,259
  Financing cost                               (20,000)          --
  Writedown of HCI Investment               (3,046,879)          --
  Write off of investments and advances     (2,403,654)          --
  Other, net                                    20,066          1,520
                                           -----------    -----------
      OTHER INCOME (EXPENSES), net          (5,457,293)         2,896
                                           -----------    -----------

NET INCOME (LOSS)                          $(5,826,554)   $  (185,340)
                                           ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

11. WRITE DOWN OF INVESTMENTS AND ADVANCES

The Company has advanced a total of $2,403,654 to its former 100% owned subsidiary HealthyConnect, Inc., in the ordinary course of business. Management of Next Generation Technology Holdings, Inc. has written down the investments and advances to their estimated net realizable value which is NIL.

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

SUBSEQUENT EVENTS

On July 24th, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 03-14711).

Pursuant to a Secured Promissory Note dated May 5th, 2003 and a Stock Pledge Agreement of the same date, entered into as between the Company and Mr. Donald
C. Schmitt, the Company's former Chairman, it received a notice from Mr. Schmitt on July 22nd, 2003, declaring that the outstanding principle of the Note in the amount of $100,000 and all accrued interest be immediately due and payable by virtue of the fact that the Company is insolvent, an event of default under the agreement. As such, Mr. Schmitt exercised his right to receive all of the shares of the Company's wholly owned subsidiary, namely HealthyConnect which were pledged as security of the Note, thereby becoming the sole shareholder of HealthyConnect.

The Company will continue to manage its properties and operate its business as a "debtor in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, management cautions that future events rarely develop as forecast, and that best estimates may routinely require adjustment. Goodwill of $3,200,000 acquired in the acquisition of HealthyConnect in October 2001 has not been amortized. Effective January 1, 2002, such goodwill must be tested for impairment at least annually and written down whenever fair value is less than carrying value. Thus, temporary declines in the value of goodwill may have an immediate and material impact on earnings. Assessment of impairment will require a rigorous, detailed and disciplined approach, involving the development of methodologies, assumptions and models to estimate fair value that are consistent with the way the Company operates its business. It may also be necessary to engage third party valuation experts to assist in the estimation of fair value. The Company had recognized a goodwill impairment loss of $2,229,618 in the fourth quarter of 2002. Since the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on July 24, 2003, the Company recognized another goodwill impairment loss of $1,048,040 in the second quarter of 2003, thereby leaving the Company with no goodwill recorded on its books.

Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is also required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Estimating probable losses requires development of multiple forecasts that often depend on the judgments about potential actions by third parties. In the opinion of management, loss contingencies have been adequately addressed, as discussed in Note 8 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

NET SALES:
Net sales of the Company decreased $352,209 (88%) to $47,065 for the quarter ended June 30, 2003 compared to net sales of $399,274 for the quarter ended June 30, 2002. The net sales for the six months ended June 30, 2003 decreased 58% to $219,834 compared to $529,300 for the six months ended June 30, 2002. This is largely due to the 2002 second quarter sales being significantly higher as a result of a "one-time only sale" to a foreign-based customer.

GROSS PROFIT (LOSS):
Gross profit of the Company decreased to $(17,693) for the second quarter ended June 30, 2003 compared to a Gross profit of $366,839 for the second quarter ended June 30, 2002. Similarly, for the six months ended June 30, 2003, gross profit decreased $360,093 (82%). The decrease in gross profit, for the second quarters, in both 2003 and 2002 was primarily due to the "one-time only" sale to a foreign-based customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses of the Company decreased 43% to $422,360 for the quarter ended June 30, 2003, as compared to a total of $738,329 for the quarter ended June 30, 2002. The higher costs in 2002 were primarily attributable to software amortization costs which were then fully amortized in 2002. For the six months ended June 30, 2003, selling, general and administrative expenses decreased $740,659 or 51%. The lower expenses in 2003 were mainly due to reduced overhead and not software authorization cost in 2003 costs.

OTHER INCOME (EXPENSE):
Other income was $17,566 for the quarter ended June 30, 2003 due to the adjustment of certain operating accounts. Subsequent to August 2003 a creditor exercised his rights under a security agreement and the Company was required to surrender its shares in HealthyConnect to the secured lender. Accordingly the Investment in HealthyConnect.com Inc. has been written down to $1 on the pro forma statement as at June 30, 2003 (see Note 10) to reflect its realizable value and a goodwill impairment charge of $1,048,040 has been recorded in the second quarter which brings Goodwill associated with the HealthyConnect investment to NIL. Pursuant to the same transaction, Next Generation Technology Holdings, Inc. had advanced approximately $2,403,654 to HealthyConnect, in the ordinary course of business operations. Management believes the entire receivable amount to be uncollectible and has provided for an allowance in the amount of $2,403,654 being the entire amount of the advances on the pro forma statements (see Note 11).

PROVISION FOR INCOME TAXES:
The provision for income taxes for each of the quarters ended June 30, 2003 and 2002 was zero due to a net operating loss for those periods, for which a valuation allowance was provided to reduce the tax benefit of this loss to zero.

NET LOSS:
Net loss of the Company was $1,473,733 for the quarter ended June 30, 2003 as compared to a net loss of $373,795 for the quarter ended June 30,2002. The increased loss is attributable to lower sales and a charge to goodwill in the amount of $1,048,040. The increase in net loss to $1,693,523 for the six months ended June 30,2003 compared to $1,020,128 for the six months ended June 30, 2002 resulted from a Goodwill impairment charge in the amount of $1,048,040, offset by not having any software authorization costs in 2003.

DIVIDENDS:
The Company did not declare any dividends during each of the quarters ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES:
As of June 30, 2003, the Company had a working capital deficit of approximately $2,000,000 as compared to a working capital deficit of approximately $1,649,000 as of March 31, 2003. The Company's cash balance as of June 30, 2003 was $2,040.


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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

October 5th, 1999, one of the Company's former suppliers, Pate's Bakery LLC ("Pate"), filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and bad faith dealing. On May 8th, 2003, the parties agreed to settle their lawsuit on terms previously disclosed. The Company was unable to meet its obligations under the settlement.

On July 24th, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 03-14711). As a result of the said filing, the suit filed by Pate as against the Company was stayed pursuant to the Bankruptcy Code.

CONTINGENCIES AND COMMITMENTS

The Company does not have liability insurance coverage as of December 31, 2002 to the present time.

ITEM 2. Changes in Securities: None

ITEM 3. Defaults Upon Senior Securities: None

ITEM 4. Submission of Matters to a vote of Security Holders: None

ITEM 5. Other Information:

SUBSEQUENT EVENTS

On July 24th, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 03-14711).

Pursuant to a Secured Promissory Note dated May 5th, 2003 and a Stock Pledge Agreement of the same date, entered into as between the Company and Mr. Donald
C. Schmitt, the Company's former Chairman, it received a notice from Mr. Schmitt on July 22nd, 2003, declaring that the outstanding principle of the Note in the amount of $100,000 and all accrued interest be immediately due and payable by virtue of the fact that the Company is insolvent, an event of default under the agreement. As such, Mr. Schmitt exercised his right to receive all of the shares of the Company's wholly owned subsidiary, namely HealthyConnect which were pledged as security of the Note, thereby becoming the sole shareholder of HealthyConnect.

The Company will continue to manage its properties and operate its business as a "debtor in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.


ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Carl Pahapill


b) Reports on Form 8-K.

The Company filed a Report on Form 8-K dated August 11, 2003, reporting the changes detailed in item 5 above.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEXT GENERATION TECHNOLOGIES HOLDINGS, INC.


Dated September 12, 2003           By:  /S/ CARL PAHAPILL
                                   ----------------------------------------
                                   Name:  Carl Pahapill
                                   Title: Chairman of the Board, President,
                                   Chief Executive Officer,  and Director



Dated September 12, 2003           By:  /S/ DONALD C. SCHMITT
                                   ----------------------------------------
                                   Name:  Donald C. Schmitt
                                   Title: Chief Financial Officer