Form 10QSB/A
period 2003-06-30
NEXT GENERATION TECHNOLOGY HOLDINGS INC
filed 2003-11-04
CIK 1059976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

The financial statements included in this Form 10-QSB have not been reviewed by the Company's independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such reviews as established by generally accepted auditing standards. Accordingly, the Company's independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with such financial statements.

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


                                   NEXT GENERATION TECHNOLOGIES HOLDINGS, INC.


Dated November 3, 2003             By:  /S/ CARL PAHAPILL
                                   ----------------------------------------
                                   Name:  Carl Pahapill
                                   Title: Chairman of the Board, President,
                                   Chief Executive Officer,  and Director



Dated November 3, 2003             By:  /S/ DONALD C. SCHMITT
                                   ----------------------------------------
                                   Name:  Donald C. Schmitt
                                   Title: Chief Financial Officer